Form 10-Q
period 2017-04-30
Arcom
filed 2017-06-13
CIK 1692981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2017

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-215459

ARCOM

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	2400 (Primary Standard Industrial Classification Code Number)	32-0507158 (I.R.S. Employer Identification Number)

Yanggu’ao Town, Lei Feng Village, Unit 4, No. 20

Hunan Province, Longhui County

422200

China

(424) 532-15-40

arc@arcomcorp.com

 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Large accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3,000,000 common shares issued and outstanding as of April 30, 2017.

Arcom

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of April 30, 2017 (Unaudited) and October 31, 2016 Interim Unaudited Statements of Operations for the three and six months ended April 30, 2017	4 5

	Interim Unaudited Statements of Cash Flows for the six months ended April 30, 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Securities Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

	Signatures

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Arcom (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Arcom

BALANCE SHEET

April 30, 2017

(Unaudited)

ASSETS	April 30, 2017	October 31, 2016
Current Assets
Cash and cash equivalents	$15,319	1,020
Inventory	1,862	-
Total Current Assets	17,181	1,020
Deposits	1,080	4,960
Fixed Assets
Equipment, net	$3,690	-
Total Fixed Assets	3,690	-
Total Assets	$21,951	5,980

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Customer deposits	5,100	-
Related Party Loans	13,000	3,100
Total Current Liabilities	$18,100	3,100

Non-current Liabilities
Deferred Tax Liability	298	-
Total Non-current Liabilities	$298	-

Total Liabilities	18,398	3,100

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized,3,000,000 shares issued and outstanding	3,000	3,000
Additional paid in capital	-	-
Retained earnings (accumulated deficit)	553	(120)
Total Stockholder’s Equity)	3,553	2,880

Total Liabilities and Stockholder’s Equity	$21,951	5,980

See accompanying notes, which are an integral part of these financial statements

Arcom

STATEMENT OF OPERATIONS

Three months ended April 30, 2017

(Unaudited)

Revenue	$12,640
Cost of goods sold	315
Gross Profit	12,325

OPERATING EXPENSES
General and Administrative Expenses	$3,956
TOTAL OPERATING EXPENSES	3,956

Earnings FROM OPERATIONS	8,369

PROVISION FOR INCOME TAXES	2,929

NET INCOME/LOSS	$5,440

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,000,000

See accompanying notes, which are an integral part of these financial statements

Arcom

STATEMENT OF OPERATIONS

Six months ended April 30, 2017

(Unaudited)

Revenue	$13,140
Cost of goods sold	342
Gross Profit	12,798

OPERATING EXPENSES
General and Administrative Expenses	$11,826
TOTAL OPERATING EXPENSES	11,826

EARNINGS FROM OPERATIONS	972

PROVISION FOR INCOME TAXES	340

NET INCOME/LOSS	$632

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,000,000

See accompanying notes, which are an integral part of these financial statements

Arcom

STATEMENT OF CASH FLOWS

Six months ended April 30, 2017

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/loss	$632
Adjustments to reconcile net loss to net cash (used in) operating activities:
Decrease in Deposits	3,880
Increase in Inventory	(1,863)
Increase in Customer Deposits	5,100
Depreciation	335
Deferred tax liability	340
CASH FLOWSPROVIDED BY OPERATING ACTIVITIES	8,424

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(4,025)
CASH FLOWS USED IN INVESTING ACTIVITIES	(4,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-
Related Party Loans	9,900
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	9,900

NET DECREASE IN CASH	14,299

Cash, beginning of period	1,020

Cash, end of period	$15,319

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

See accompanying notes, which are an integral part of these financial statements

Arcom

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2017

(UNAUDITED)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Arcom (“the Company”, “we”, “us” or “our”) was incorporate in the State of Nevada on September 26, 2016. Arcom is an innovative company that has reinvented the classic bow tie. Derived from a collaboration of creative and tasteful minds, the bow tie is an accessory created for a daring new generation of men set to express themselves with originality and flair.  The efforts resulted in an innovative and superior product that established wood as a new and distinctive material in the fashion industry. Each of our bow ties also incorporates an array of fine fabrics resulting in a truly special accessory.

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended October 31, 2015 and notes thereto contained in the Company's Registration statement on Form S-1.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of April 30, 2017.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s yearend is October 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 4 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2017 to the date June 15 , 2017 these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Corporate History

The Company was incorporated as “Arcom” under the laws of the State of Nevada on September 26, 2016. Arcom has only one officer and director who is Hui Ping Liu. We are engaged in the production of wood-manufactured bow ties in China, Hunan Province.

On October 26, 2016, the Company issued 3,000,000 shares of restricted common stock to Hui Ping Liu. The value of these shares is $3,000 based on the par value of $0.001 per share of common stock.

On October 27, 2016, we consummated an agreement with CNC MACHINERY CHINA CO., LTD for the purchase of equipment to be used in our bow tie production. The Company has purchased Engraving Cnc Machine, Model STO CNC 6090 from above mentioned vendor.

Arcom is an innovative company that has reinvented the classic bow tie. Derived from a collaboration of creative and tasteful minds, the bow tie is an accessory created for a daring new generation of men set to express themselves with originality and flair. The idea was developed in China. Looking to fill a void in men’s accessories, we developed handcrafted bow ties that fuse old school craftsmanship with modern style. The efforts resulted in an innovative and superior product that established wood as a new and distinctive material in the fashion industry.  The bow ties are made from a variety of rare and exotic pieces of hardwood. A range of diverse patterns such as argyle, plaid, polka dot, and more are laser etched into the wood making them both increasingly unique and attractive.  Each bow tie also incorporates an array of fine fabrics, resulting in a truly special accessory.

As a Nevada corporation with operations in the People’s Republic of China (“PRC”), we are considered a foreign-invested enterprise (“FIE”) under Chinese law.  As such, we are subject to PRC regulations, which are generally lengthy, and our expected future expenses associated with complying with those regulations will be substantial.  Even though a recent change in PRC law allows FIEs to establish operations in China without governmental preapproval, we are still required to file periodically regarding the establishment of our operations in China, increasing or decreasing our capital, selling equities or terminating operations in China, and we have not yet done so.  Please see our Risk Factors beginning on Page 15, particularly the risk factor entitled, “Chinese regulations restrict foreign involvement in companies with China-based operations, and compliance with Chinese regulations will be costly.”

Industry Overview

This prospectus includes market and industry data that we have developed from publicly available information, various industry publications and other published industry sources and our internal data and estimates. Although we believe the publications and reports are reliable, we have not independently verified the data. Our internal data, estimates and forecasts are based upon information obtained from trade and business organizations and other contacts in the market in which we operate and our management understands of industry conditions.

As of the date of the preparation of this Prospectus, these and other independent government and trade publications cited herein are publicly available on the Internet without charge. Upon request, the Company will also provide copies of such sources cited herein.

Bow Tie History

The bow tie has Croatian roots, dating back to the 17th century. Croatian mercenaries used neckwear, similar to scarves, called the cravat, to hold the collars of their shirts together. These were rapidly adopted by the French upper class who were known as leaders in fashion at the time. Over time, the cravat evolved into the men’s neckwear we know today. At the turn of the century, bow ties were an essential part of formal “full-dress” attire. By the 1900s, the bow tie became a staple in men’s fashion, often worn by surgeons and those in academia. While the bow tie fell out of everyday fashion after the Second World War, it has remained a customary part of formal attire to this day.

Fast-forward to the present and you will see that the bow tie has stepped out of its stuffy stereotype. In recent years, the bow tie has regained some of its former popularity among fashionable men. Even women are getting in on the trend and are sometimes seen sporting men’s attire, complete with suit and bow tie. Today, you’ll find men incorporating a bow tie into outfits for a variety of events: work, cocktail parties, and casual everyday wear.

There are three types of bow ties: self-tie, pre-tied, and clip-on.

Self-Tie Bow Tie

Sometimes known as "freestyle," the self-tie bow tie is the classic style and has an organic look when tied. It can be challenging to tie a self-tie bow tie the first few times, but the payoff is well worth the effort.

Pre-Tied Bow Tie

At the name suggests, a pre-tied bow tie comes pre-tied and the knot is sewn in place. It is easy to put on but any bow tie aficionado will be able to spot the difference.

Clip-on Bow Tie

Clip-on bow ties clip directly onto the collar of your shirt. This style is the least convincing and is most appropriate for small children. There are several types of bow tie shapes, including butterfly, big butterfly, batwing, diamond point, and club round.

Arcom plans to focus its attention first of all on the clip-on bow tie in various shapes. This type of bow tie has a lot of advantages, as it is easy to fit on different neck sizes, and also easy to wear, because of the clip, which all of our initial ties will have. We believe that this unique unisex accessory has the potential to become popular in the near future.

Equipment and Raw Materials

As of the date of this registration statement, the Company has in use a milling and engraving CNC machine, model STO CNC 6090. This machine is important to our production, as it has excellent speed and accuracy, and can perform a variety of tasks. Thanks to a convenient NcStudio management system, accurate mechanical structure, high speed copying, and 3D carving, this CNC machine is everything we need in one unit for our bow tie manufacturing process.

Arcom has purchased following raw materials from the same vendor as CNC machine. The materials primarily consist the following oak wood, elastic band, craft paper, fabric, needle and thread and wood varnish. These materials, together with walnut, rosewood, oak, and maple are sourced from CNC MACHINERY CHINA CO., LTD. We are checking the availability of raw materials while ordering the materials. The above-mentioned raw materials are all necessary for our bow ties production and distribution. There was also purchased different kind of wrapping paper, such as craft paper folding packing gift box, craft merry Christmas paper bag for gift, New Year design shopping paper craft gift bag with hot stamping and craft Merry Christmas printed paper for wrapping from another vendor Bag & Box Packaging Company, Ltd.

In total as of the date of this filing we have received limited revenues from selling our bow ties to our customers. There was generated $13,140 from selling our goods to Dong Clothing Co., Ltd, Anix Fashion Design Co., Ltd. and Wenzhou World Co., Ltd.

Manufacturing Process

Our manufacturing process in general can be described as below:

The most important stage is to choose the wood from which the bow ties will be manufactured. We are planning to use walnut, rosewood, oak, and maple in the beginning of our operations. After we choose the wood the layout should be drawn. After this the wood should be cut in accordance with the layout that was drawn previously.  Further, when the billet is ready it needs to be sanded, to prevent irregularities and make the surface smooth. If requested we can provide a special design on the bow tie, though this step adds to production time. The final step is applying a fabric in the middle and as a rim for the ties. We also plan to use leather, denim, and cotton as a main fabric for our bow ties.

Webpage and Marketing

The sales strategy will be based on communicating that owning an Arcom product, either a mass-market fashion piece or a high-end custom-made model, is a source of pride and appreciation. Memorable products by Arcom attract attention, as a piece of style always staying in sight, be it an individual customer or large corporate client in the fashion industry. Our products may also be considered a long-term investment since the life cycle of our products is rather lengthy and the design stays up-to-date almost infinitely. Additionally, we plan to affix every product, including those distributed via retail points, with a business card with information about Arcom, information about the product, and Company contact details. In order to enhance the feeling of uniqueness of our products, we may also indicate a unique reference number on the business card to accompany each Arcom product.

We plan to distribute our products via several distribution channels simultaneously. With regards to the fashion segment, we plan to cooperate with retailers (wedding accessory, celebration present, etc.) and wholesalers (fashion expeditions, designer companies and style magazines).

Individual and corporate clients will be brought in thanks to our prospective webpage, advertising in crowded areas, and other online promotion of our Company. In the case of large corporate clients we also plan to focus on personal contacts with public relations departments of large companies, presentations of our products, distribution of promotional leaflets, free samples, and other measures to facilitate brand awareness.

Among others, we also intend to use such marketing strategies as web advertisements, direct mailing, and phone calls to acquire potential customers. We plan to develop a website to market and display our products. As of the date of this prospectus we have already purchased a website (www.arcomcorp.com) and plan to develop it. To accomplish this, we plan to contract an independent web designing company. Our website will describe our product in detail, show our contact information, and include some general information and pictures of our laser engraved products, available designs, etc. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words and meta-tags, and utilizing link and banner exchange options. We intend to promote our website by displaying it on our promotion materials.

We also plan to attend some trade shows and fashion exhibitions to show our products with a view to find new customers. We intend to continue our marketing efforts during the life of our operations. We intend to spend from $5,500 to $8,000 on marketing efforts during the first year. There is no guarantee that we will be able to attract or retain enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue and successfully protect ourselves against those risks, then it would materially affect our financial condition and our business could be harmed.

Office Facilities

The Company leases a 37-square meter office space located at Hezhou N Rd 12, Hecheng Qu, Huaihua Shi, Hunan Sheng, China, 418000. The lease contract was signed for a one-year term with the option of expansion for an additional one-year term. We have made an advance payment for our office space in the amount of $2,160 for the first year.

Competitors

There are many well-established manufacturing, distribution and wholesale sales companies in our industry like Bow Tie House TM, Shengzhou Handsome Textiles Co., Ltd., and Yiwu Eco Baoyu E-Business Firm. We face the difficulty that a lot of competitors in our same field are present on such sites as Tao Bao, Ali Express and others. We expect to face medium to high levels of resistance when we enter the market, where it will be up to our marketing efforts and negotiation skills to acquire new customers. Most of our competitors have greater financial resources than we do and will be able to withstand sales or price decreases better than we can. We also expect to continue to face competition from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

Risks We May Face and Other Information

Under Paragraph 2 of Article 2 of the People’s Republic of China Corporate Income Tax Law (the “Corporate Income Law”), any foreign enterprise which shall constitute a resident enterprise shall meet both of the following requirements: (i) such enterprise was established under the laws of foreign countries or regions; and (ii) the actual management of such enterprise must be located within China. Further, under relevant provisions of the Circular of the State Administration of Taxation Regarding the Issues Relevant to the Identification of Chinese-controlled Enterprises Registered Abroad as Resident Enterprises by Actual Management (Guo Shui Fa [2009] No. 82, “Circular No. 82”) issued by the State Administration of Taxation on April 22, 2009 and based upon our no-name inquiry to the People’s Republic of China State Administration for Taxation, any Chinese-controlled enterprise whose actual management is held to be located within China shall satisfy all of the following requirements: (i) the site, where the management of such enterprise responsible for the daily operation of such enterprise performs its duties, is located within China; (ii) the financial decisions (such as borrowings, extending loans, financing or financial risks management) and HR policies (such as appointment, dismissal or remunerations) shall be made or approved by the institution or personnel of such enterprise staying within China; (iii) 1/2 or more of the directors with voting rights or of the management of such enterprise live within China permanently; and (iv) the main assets, accounting books and stamps of and the minutes and files of the board of directors of and of shareholders’ meeting of such enterprise exist and will be maintained within China.

We believe that we are not considered a “resident enterprise” for PRC enterprise income tax purposes. We have no subsidiaries within China. We have our executive office in China, which were unincorporated entities under Chinese laws, and all of our management is located within China. We make or approve the financial decisions (such as borrowing, extending loans, financing or financial risks management) and human resource policies (such as employees’ appointment, dismissal and remunerations) within China, and half or more of our directors with voting rights are also located within China. Our main assets, accounting books, stamps and minutes of our directors’ board and of our shareholders’ meetings exist and will be maintained in outside the USA, so we are consistent with Item (iv) of the above four requirements under Circular No. 82 although our present conditions satisfy Items (i) to (iii) of the above requirements under Circular No. 82. Therefore, we are an enterprise established under the laws of Nevada, and our management team is located within China, we believe that we shall not be held to be a resident enterprise under the Corporate Income Tax Law.

Nevertheless, we cannot fully exclude the possibility that there is a difference or discrepancy between the interpretation of the Chinese authorities and our understanding as set forth above, nor can we assure that the statements or interpretations of the Chinese government officials will remain unchanged. Furthermore, we cannot exclude the possibility that the Chinese government will promulgate any new laws, regulations or provisions that will be in conflict with our understanding. If so, we may be classified as a ‘‘resident enterprise’’ for PRC enterprise income tax purposes, which could result in unfavorable tax consequences to our non-PRC shareholders and us.

If the PRC tax authorities determine that we are a resident enterprise for PRC enterprise income tax purposes, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, as well as PRC enterprise income tax reporting obligations.

If we are considered a resident enterprise, this could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC enterprise shareholders and with respect to gains derived by our non-PRC enterprise shareholders from transferring our shares and a 20% withholding tax on dividends we pay to our non-PRC individual stockholders and with respect to gains derived by our non-PRC individual stockholders from transferring our shares. If we are required under PRC law to withhold PRC income tax on dividends payable to our non-PRC investors or if you are required to pay PRC income tax on the transfer of our shares, the value of your investment in our shares may be materially and adversely affected.

Government policies are subject to rapid change and the government of China may adopt policies that have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of China will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in China remains government-owned. For instance, all lands are state owned and government state-owned lands grant use rights to business entities or individuals.

The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. This process may adversely affect our business. The government of China also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in China, could have a material adverse effect on our business, results of operations and financial condition.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay- offs, theft and other fraudulent practices occur from time-to-time in China. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

We may experience barriers to conducting business and trade in our targeted emerging markets in the form of delayed customs clearances, customs duties and tariffs. In addition, we may be subject to repatriation taxes levied upon the exchange of income from local currency into foreign currency, substantial taxes of profits, revenues, assets and payroll, as well as value-added tax.

The markets in which we plan to operate may impose onerous and unpredictable duties, tariffs and taxes on our business and products, and there can be no assurance that this will not reduce the level of sales that we achieve in such markets, which would reduce our revenues and profits.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding entered into either voluntarily by the Company and involuntarily against the Company.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

We do not believe that any existing or probable government regulation on our business, including any applicable export or import regulation or control imposed by China will have a material impact on the way we conduct our business.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees, except our sole officer and director Hui Liu Ping, as of the date of this prospectus. Our sole officer and director, Hui Liu Ping, currently devotes approximately 20 hours per week to company matters. After receiving funding, Ms. Hui Liu Ping plans to devote as much time to the operation of the Company as she determines is necessary for her to manage the affairs of the Company. As our business and operations increase, we will assess the need for full-time management and administrative support personnel.

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2017, our total assets were $21,951. Total assets were comprised of $17,181 in current assets, $1,080 in deposits and $3,690 in fixed assets.

As at April 30, 2017, our current liabilities were $18,100 and Stockholders’ equity was $3,851.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended April 30, 2017 net cash flows used in operating activities was $8,424.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended April 30, 2017 we have generated $4,025 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended April 30, 2017 net cash flows used in financing activities was $9,900.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this prospectus, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•         Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•         Provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;

•         Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•         Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•         Disclose certain executive compensation related items such as the correlation between executive compensation and performance comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. However, even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or the auditor attestation of internal controls over financial reporting.

Our independent registered public accountant has issued a going concern opinion. This means that there is doubting that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

We believe that we will be able to raise enough money through the offering to continue our proposed operations, but we cannot guarantee that once we continue operations we will stay in business after doing so. If we are unable to successfully find customers, we may quickly use up the proceeds from this offering and will need to find alternative sources.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on May 14, 2017.

ARCOM

By:	/s/	Hui Liu Ping
	Name:	Hui Liu Ping
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)