Form 10-Q
period 2017-07-31
Arcom
filed 2017-08-31
CIK 1692981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2017

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,275,000 common shares issued and outstanding as of July 31, 2017.

Arcom

QUARTERLY REPORT ON FORM 10-Q

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

Arcom

BALANCE SHEET

July 31, 2017

(Unaudited)

ASSETS	July 31, 2017	October 31, 2016
Current Assets
Cash and cash equivalents	$4,421	$1,020
Inventory	10,751	-
Total Current Assets	15,172	1,020
Deposits	540	4,960
Fixed Assets
Equipment, net	17,033	-
Total Fixed Assets	17,033	-
Total Assets	$32,745	$5,980

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Related Party Loans	$13,100	$3,100
Total Current Liabilities	13,100	3,100

Total Liabilities	13,100	3,100

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,275,000 and 3,000,000 shares issued and outstanding	4,275	3,000
Additional paid in capital	23,959	-
Retained earnings (accumulated deficit)	(8,589)	(120)
Total Stockholder’s Equity)	19,645	2,880

Total Liabilities and Stockholder’s Equity	$32,745	$5,980

See accompanying notes, which are an integral part of these financial statements

Arcom

STATEMENT OF OPERATIONS

Three months ended July 31, 2017

(Unaudited)

Revenue	$5,100
Cost of goods sold	172
Gross Profit	4,928

OPERATING EXPENSES
General and Administrative Expenses	$14,369
TOTAL OPERATING EXPENSES	14,369

Earnings FROM OPERATIONS	(9,441)

PROVISION FOR INCOME TAXES	-

NET INCOME/LOSS	$(9,441)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,146,196

See accompanying notes, which are an integral part of these financial statements

Arcom

STATEMENT OF OPERATIONS

Nine months ended July 31, 2017

(Unaudited)

Revenue	$18,240
Cost of goods sold	514
Gross Profit	17,726

OPERATING EXPENSES
General and Administrative Expenses	$26,195
TOTAL OPERATING EXPENSES	26,195

EARNINGS FROM OPERATIONS	(8,469)

PROVISION FOR INCOME TAXES	-

NET INCOME/LOSS	$(8,469)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,049,267

See accompanying notes, which are an integral part of these financial statements

Arcom

STATEMENT OF CASH FLOWS

Nine months ended July 31, 2017

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/loss	$(8,469)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Decrease in Deposits	4,420
Increase in Inventory	(10,751)
Depreciation	537
CASH FLOWSPROVIDED BY OPERATING ACTIVITIES	(14,263)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(17,570)
CASH FLOWS USED IN INVESTING ACTIVITIES	(17,570)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	25,234
Related Party Loans	10,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	35,234

NET DECREASE IN CASH	3,401

Cash, beginning of period	1,020

Cash, end of period	$4,421

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

See accompanying notes, which are an integral part of these financial statements

Arcom

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2017

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of July 31, 2017.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Note 4 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to July 31, 2017 to the date August 29, 2017 these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than shares issuance process.

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

Fast-forward to the present and you will see that the bow tie has stepped out of its stuffy stereotype. In recent years, the bow tie has regained some of its former popularity among fashionable men. Even women are getting in on the trend and are sometimes seen sporting men’s attire, complete with suit and bow tie. Today, you’ll find men incorporating a bow tie into outfits for a variety of events: work, cocktail parties, and casual every day wear.

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

In total as of the date of this filing we have received revenues from selling our bow ties to our customers. There was generated $18,240 from selling our goods to Dong Clothing Co., Ltd, Anix Fashion Design Co., Ltd. and Wenzhou World Co., Ltd.

Manufacturing Process

Our manufacturing process in general can be described as below:

The most important stage is to choose the wood from which the bow ties will be manufactured. We use walnut, rosewood, oak, and maple in the beginning of our operations. After we choose the wood the layout is drawn. After this the wood is cut in accordance with the layout that was drawn previously.  Further, when the billet is ready it is sanded, to prevent irregularities and make the surface smooth. If requested we can provide a special design on the bow tie, though this step adds to production time. The final step is applying a fabric in the middle and as a rim for the ties. We also use leather, denim, and cotton as a main fabric for our bow ties.

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

Competitors

There are many well-established manufacturing, distribution and wholesale sales companies in our industry like Bow Tie House TM, Shengzhou Handsome Textiles Co., Ltd., and Yiwu Eco Baoyu E-Business Firm. We face the same difficulty that a lot of competitors in our same field are present on such sites as Tao Bao, Ali Express and others. We expect to face medium to high levels of resistance when we enter the market, where it will be up to our marketing efforts and negotiation skills to acquire new customers. Most of our competitors have greater financial resources than we do and will be able to withstand sales or price decreases better than we can. We also expect to continue to face competition from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2017, our total assets were $32,745. Total assets were comprised of $15,172 in current assets, $540 in deposits and $17,033 in fixed assets.

As at July 31, 2017, our current liabilities were $13,100 and Stockholders’ equity was $19,645.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended July 31, 2017 net cash flows used in operating activities was $14,263.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended July 31, 2017 we have generated $17,570 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended July 31, 2017 net cash flows used in financing activities was $35,234.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on August 31, 2017.

ARCOM

By:	/s/	Hui Liu Ping
	Name:	Hui Liu Ping
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)