Form 10-K
period 2017-10-31
Arcom
filed 2018-01-31
CIK 1692981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2017

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

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Emerging growth company 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,440,000 common shares issued and outstanding as of October 31, 2017.

PART I

Item 1. Description of Business

Forward-looking statements

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Corporate History

The Company was incorporated as “Arcom” under the laws of the State of Nevada on September 26, 2016. Arcom has only one officer and director who is Hui Liu Ping. We are engaged in the production of wood-manufactured bow ties in China, Hunan Province.

On October 26, 2016, the Company issued 3,000,000 shares of restricted common stock to Hui Liu Ping. The value of these shares is $3,000 based on the par value of $0.001 per share of common stock.

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

Industry Overview

This prospectus includes market and industry data that we have developed from publicly available information, various industry publications and other published industry sources and our internal data and estimates. Although we believe the publications and reports are reliable, we have not independently verified the data. Our internal data, estimates and forecasts are based upon information obtained from trade and business organizations and other contacts in the market in which we operate, and our management understands of industry conditions.

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

Equipment and Raw Materials

As of the date, the Company has in use a milling and engraving CNC machine, model STO CNC 6090. This machine is important to our production, as it has excellent speed and accuracy, and can perform a variety of tasks. Thanks to a convenient NcStudio management system, accurate mechanical structure, high speed copying, and 3D carving, this CNC machine is everything we need in one unit for our bow tie manufacturing process.

Arcom has purchased following raw materials from the same vendor as CNC machine. The materials primarily consist the following oak wood, elastic band, craft paper, fabric, needle and thread and wood varnish. These materials, together with walnut, rosewood, oak, and maple are sourced from CNC MACHINERY CHINA CO., LTD. We are checking the availability of raw materials while ordering the materials. The above-mentioned raw materials are all necessary for our bow ties production and distribution. There was also purchased different kind of wrapping paper from another vendor Bag & Box Packaging Company, Ltd.

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

Individual and corporate clients will be brought in thanks to our prospective webpage, advertising in crowded areas, and other online promotion of our Company. In the case of large corporate clients, we also plan to focus on personal contacts with public relations departments of large companies, presentations of our products, distribution of promotional leaflets, free samples, and other measures to facilitate brand awareness.

Among others, we also intend to use such marketing strategies as web advertisements, direct mailing, and phone calls to acquire potential customers. We plan to develop a website to market and display our products. As of the date of this prospectus we have already purchased a website (www.arcomcorp.com) and plan to develop it. To accomplish this, we plan to contract an independent web designing company. Our website will describe our product in detail, show our contact information, and include some general information and pictures of our laser engraved products, available designs, etc. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words and meta-tags and utilizing link and banner exchange options. We intend to promote our website by displaying it on our promotion materials.

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

We believe that we are not considered a “resident enterprise” for PRC enterprise income tax purposes. We have no subsidiaries within China. We have our executive office in China, which were unincorporated entities under Chinese laws, and all of our management is located within China. We make or approve the financial decisions (such as borrowing, extending loans, financing or financial risks management) and human resource policies (such as employees’ appointment, dismissal and remunerations) within China, and half or more of our directors with voting rights are also located within China. Our main assets, accounting books, stamps and minutes of our directors’ board and of our shareholders’ meetings exist and will be maintained in outside the USA, so we are consistent with Item (iv) of the above four requirements under Circular No. 82 although our present conditions satisfy Items (i) to (iii) of the above requirements under Circular No. 82. Therefore, we are an enterprise established under the laws of Nevada, and our management team is located within China, we believe that we shall not be held to be a “resident enterprise” for PRC under the Corporate Income Tax Law.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of October 31, 2017, no shares of our common stock have traded.

Number of Holders

As of October 31, 2017, the 4,440,000 issued and outstanding shares of common stock were held by a total of 41 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended October 31, 2017 and 2016.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 26, 2016, the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

In June 2017, the Company issued 10,000 shares of common stock for cash proceeds of $198 at approximately $0.02 per share.

In July 2017, the Company issued 1,265,000 shares of common stock for cash proceeds of $25,019 at approximately $0.02 per share.

In August 2017, the Company issued 165,000 shares of common stock for cash proceeds of $3,263 at approximately $0.02 per share.

There were 4,440,000 shares of common stock issued and outstanding as of October 31, 2017.

Purchase of our Equity Securities by Officers and Directors

On October 26, 2016, the Company offered and sold 3,000,000 restricted shares of common stock to our president and director, Hui Liu Ping, for a purchase price of $0.001 per share, for aggregate offering proceeds of $3,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for the year ended October 31, 2017 and October 31, 2016:

Revenue and cost of goods sold

For the year ended October 31, 2017 and October 31, 2016 the Company generated total revenue of $21,430 and $0 from selling products to the customer. The cost of goods sold for the year ended October 31, 2017 and October 31, 2016 was $644 and $0, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the year ended October 31, 2017 and October 31, 2016 were $37,855 and $120. The operating expenses for the year ended October 31, 2017 included advertising expense of $5,000; bank charges of $1,305; depreciation expense of $1,415; legal fees of $4,817; audit fees of $11,831; office supplies of $3,500; professional fees of $7,617; rent expense of $2,160. The operating expenses for the year ended October 31, 2016 included bank charges of $120.

Net Loss

The net loss for the year ended October 31, 2017 and October 31, 2016 was $17,069 and $120 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended October 31, 2017, the Company had cash of $7,415 ($1,020 as of October 31, 2016). The Company had a working capital deficit of $1,864 (deficit of $2,080 as of October 31, 2016).

During the year ended October 31, 2017, the Company used $26,275 of cash in operating activities due to its net loss, increase in inventory of $10,621and depreciation of $1,415.  This compares to cash used in operations of $120 in 2016.

During the year ended October 31, 2017 the Company used $12,610 of cash in investing activities. This compares to cash used in investing activities of $4,960 in 2016.

During the year ended October 31, 2017, the Company generated $45,280 of cash in financing activities. This compares to cash provided by financing activites of $6,100 in 2016.

We cannot guarantee that we will manage to sell all the shares required. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The Company’s sole officer and director, Hui Liu Ping, has concluded a verbal agreement with Arcom in order to fund completion of the registration process and to maintain the reporting status with SEC.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash at this time are investments by others in this offering, selling our paper dung products and loans from our director. We must raise cash to implement our plan and stay in business.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated limited revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

ARCOM

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

 Stockholders of Arcom

We have audited the accompanying balances sheet of Arcom (the “Company”) as of October 31, 2017 and 2016 and the related statements of operations, stockholder’s equity, and cash flows for the year ended December 31, 2017 and for the period from inception (September 26, 2016) to October 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arcom as of October 31, 2017 and 2016 and the related statements of operations, stockholder’s equity, and cash flows for the year  ended October 31, 2017 and for the period from inception (September 26, 2016) to October 31, 2016, in conformity accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thayer O’Neal Company LLC

Sugar Land, Texas

January 31, 2018

ARCOM

BALANCE SHEETS

October 31, 2017 and 2016

ASSETS	2017	2016
Current Assets
Cash and cash equivalents	$7,415	$1,020
Inventory	10,621	-
Total Current Assets	18,036	1,020
Deposits	-	4,960
Fixed Assets
Equipment, net	16,155	-
Total Assets	$34,191	$5,980

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Related Party Loans	$19,900	$3,100
Total Current Liabilities	19,900	3,100

Total Liabilities	19,900	3,100

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,440,000 and 3,000,000 shares issued and outstanding, respectively	4,440	3,000
Additional paid in capital	27,040	-
Accumulated deficit	(17,189)	(120)
Total Stockholder’s Equity	14,291	2,880

Total Liabilities and Stockholder’s Equity	$34,191	$5,980

See accompanying notes, which are an integral part of these financial statements

ARCOM

STATEMENTS OF OPERATIONS

For the Year Ended October 31, 2017 and

Period from Inception (September 26, 2016) to October 31, 2016

	2017	2016
Revenue	$21,430	$-
Cost of goods sold	644	-
Gross Profit	20,786	-

General and Administrative Expenses	37,855	120

LOSS FROM OPERATIONS	(17,069)	(120)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(17,069)	$(120)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,358,219	500,000

See accompanying notes, which are an integral part of these financial statements

ARCOM

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

For the Year Ended October 31, 2017 and

Period from Inception (September 26, 2016) to October 31, 2016

		Common Stock	Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		Equity
Inception, September 26, 2016	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share for the period ended October 31, 2016	3,000,000	3,000	-	-	3,000

Net loss for the period ended October 31, 2016	-	-	-	(120)	(120)
Balance, October 31, 2016	3,000,000	3,000	-	(120)	2,880
Shares issued for cash	1,440,000	1,440	27,040	-	28,480
Net loss for the year ended October 31, 2017	-	-	-	(17,069)	(17,069)
Balance, October 31, 2017	4,440,000	$4,440	$27,040	$(17,189)	$14,291

See accompanying notes, which are an integral part of these financial statements

ARCOM

STATEMENTS OF CASH FLOWS

For the Year Ended October 31, 2017 and

Period from Inception (September 26, 2016) to October 31, 2016

	2017		2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/loss	$(17,069)		$(120)
Depreciation expense	1,415		-
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in Inventory	(10,621)		-
CASH FLOWS USED IN OPERATING ACTIVITIES	(26,275)		(120)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(17,570)		-
Decrease (increase) in Deposits	4,960		(4,960)
CASH FLOWS USED IN INVESTING ACTIVITIES	(12,610)		(4,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	28,480		3,000
Related Party Loans	16,800		3,100
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	45,280		6,100

NET INCREASE IN CASH	6,395		1,020

Cash, beginning of period	1,020		0
Cash, end of period	$7,415	. $	1,020

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-		$-
Income taxes paid	$-		$-

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had revenues $21,430 as of October 31, 2017.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $7,415 of cash as of October 31, 2017 and $1,020 of cash as of October 31, 2016.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $0 in prepaid expenses as of October 31, 2017 and October 31, 2016.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $10,621 in raw materials inventory as of October 31, 2017 and $0 in raw materials inventory as of October 31, 2016.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of equipment is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

ARCOM

NOTES TO THE FINANCIAL STATEMENTS

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2017, there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of October 31, 2017, were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. All of the guidance will be effective for the Company in the fiscal year beginning October 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

ARCOM

NOTES TO THE FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning October 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures. In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.

The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, rather than the lower of cost or market in the previous guidance. This amendment applies to inventory that is measured using first-in, first-out (FIFO). This amendment is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard will be effective for the Company in the fiscal year beginning November 1, 2018, with an option to adopt the standard for the fiscal year beginning November 1, 2017. The Company plans to adopt the standard after evaluating the effect of the standard on its financial statements and related disclosures.

Note 4 – LOAN FROM DIRECTOR

As of October 31, 2017, our sole director has loaned to the Company $19,900. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $19,900 as of October 31, 2017.

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 26, 2016 the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

In June 2017, the Company issued 10,000 shares of common stock for cash proceeds of $198 at approximately $0.02 per share.

In July 2017, the Company issued 1,265,000 shares of common stock for cash proceeds of $25,019 at approximately $0.02 per share.

In August 2017, the Company issued 165,000 shares of common stock for cash proceeds of $3,263 at approximately $0.02 per share.

There were 4,440,000 shares of common stock issued and outstanding as of October 31, 2017.

ARCOM

NOTES TO THE FINANCIAL STATEMENTS

Note 6 – COMMITMENTS AND CONTINGENCIES

Company has entered into one-year rental agreement for a $180 monthly fee, starting on November 1, 2016.

Note 7 – REVENUE

Since inception to October 31, 2017, the Company has generated $21,430 revenue; all of which comes from sale of bowties to retailers. No liability for returns or warranties has been recognized, as no return policy is offered.

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of October 31, 2017, the Company had net operating loss carry forwards of approximately $17,189 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at October 31, 2017 was approximately $3,585. The net change in valuation allowance during the year ended October 31, 2017 was $3,585. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2017.  All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following for the year Ended October 31, 2017 and for the period from inception (September 26, 2016) to October 31, 2016:

	2017	2016
Tax provision at expected tax rate (21%)	$(3,585)	$(21)
Increase (decrease) to valuation allowance	3,585	21
Income tax provision	$-	$-

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2017 to the date January 31, 2018 these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than shares issuance process.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.      We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.      We did not maintain appropriate cash controls – As of October 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.      We did not implement appropriate information technology controls – As at October 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Our executive officer's and director's and their respective ages are as follows:

Name	Age	Positions
Hui Liu Ping Yanggu’ao Town, Lei Feng Village, Unit 4, No. 20 Hunan Province, Longhui County 422200 China	37	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Hui Liu Ping

Ms. Hui Liu Ping has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director since September 26, 2016. For the past five years the director worked in the fashion industry. Ms. Hui Liu Ping’s desire to found our company led to our conclusion that Ms. Hui Liu Ping should be serving as a member of our board of directors in light of our business and structure.

For the period from May 2010 to October 2014 Ms. Hui Liu Ping worked for Alimo Accessory Co., Ltd, wholesale imitation jewelry company, as a senior manager of marketing team. At her responsibilities were organizing of the advertising exhibitions, managing was of several employees, preparation of the weekly, monthly and year reports regarding sales quantity and customers database development. From November 2014 till August 2016 our sole officer and director worked for Silou Ma Textile Co., Ltd, clothing company, as a head of customers department manager. She fulfilled the work of finding new customer, communication with excising customers, composing orders for the customers, managing and controlling customers database. She is not working for Silou Ma Textile Co., Ltd currently. Ms. Hui Liu Ping is only involved in activities of Arcom.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company's Bylaws provide that the Board of Directors will consist of a minimum of one member. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, and she does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us with regard to our director's business and personal activities and relationships as they may relate to our management and us.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

We currently have one employee, our sole officer, Hui Liu Ping.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is a start-up stage company and has only one director, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Item 11. Executive Compensation

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal 2017 and 2016:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Hui Liu Ping, President	2016-2017	0	0	0	0	0	0	0	0

Our sole officer and director has not received monetary compensation since our inception to the date of this prospectus. We currently do not pay any compensation to any officer or any member of our board of directors.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation for fiscal 2017 and 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Opinion Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hui Liu Ping, President	0	0	0	0	0	0	0

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of the date of this prospectus, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,440,000 shares of our common stock issued and outstanding as of the date of this report. We do not have any outstanding warrants, options or other securities exercisable for or convertible into shares of our common stock.

Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Hui Liu Ping Yanggu’ao Town, Lei Feng Village, Unit 4, No. 20 Hunan Province, Longhui County 422200 China	3,000,000	67.57%
All directors and executive officers as a group (1 person)		3,000,000	67.57%

Item 13. Certain Relationships and Related Transactions

Ms. Hui Liu Ping is considered to be a promoter, and currently does the Securities and Exchange Commission as that term is defined in the rules and regulations promulgate the only promoter, of Arcom.

On October 26, 2016, we offered and sold 3,000,000 shares of common stock to Hui Liu Ping, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director, at a purchase price of $0.001 per share, for aggregate proceeds of $3,000.

Since October 26, 2016, Hui Liu Ping has loaned us $19,900 pursuant to the $40,000 loan agreement. The loan does not have any term, carries no interest and is not secured.

Item 14. Principal Accountant Fees and Services

During fiscal year ended October 31, 2017, we incurred approximately $11,831 in fees to our principal independent accountants for professional services rendered in connection with the audit of our October 31, 2016 financial statements and for the reviews of our financial statements for the quarters ended January 31, 2017, April 30, 2017, and July 31, 2017.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on January 31, 2018.

ARCOM

By:	/s/	Hui Liu Ping
	Name:	Hui Liu Ping
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)