Form 10-Q
period 2018-01-31
Arcom
filed 2018-03-02
CIK 1692981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2018

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,440,000 common shares issued and outstanding as of January 31, 2018.

Arcom

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets (Unaudited) as of January 31, 2018 and October 31, 2017 Interim Unaudited Statements of Operations for the three months ended January 31, 2018	4 5
	Interim Unaudited Statements of Cash Flows for the three months ended January 31, 2018	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Securities Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures	16

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

Arcom

BALANCE SHEET

January 31, 2018

(Unaudited)

ASSETS	January 31, 2018	October 31, 2017
Current Assets
Cash and cash equivalents	$506	$7,415
Prepaid expense	4,935	-
Inventory	9,975	10,621
Total Current Assets	15,416	18,036
Deposits	1,518	-
Fixed Assets
Equipment, net	15,276	16,155
Total Non-current Assets	16,794	16,155
Total Assets	$32,210	$34,191

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Related Party Loans	$19,900	$19,900
Customer deposits	2,000	-
Total Current Liabilities	21,900	19,900

Total Liabilities	21,900	19,900

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,440,000 and 4,440,000 shares issued and outstanding	4,440	4,440
Additional paid in capital	27,040	27,040
Retained earnings (accumulated deficit)	(21,169)	(17,189)
Total Stockholder’s Equity	10,311	14,291

Total Liabilities and Stockholder’s Equity	$32,210	$34,191

See accompanying notes, which are an integral part of these financial statements

Arcom

STATEMENT OF OPERATIONS

Three months ended January 31, 2018 and 2017

(Unaudited)

	Three Months Ended January 31,
	2018	2017
Revenue	$8,950	$500
Cost of goods sold	645	27
Gross Profit	8,305	473

OPERATING EXPENSES
General and Administrative Expenses	$12,285	7,870
TOTAL OPERATING EXPENSES	12,285	7,870

Earnings FROM OPERATIONS	(3,980)	(7,397)

PROVISION FOR INCOME TAXES	-

NET INCOME/LOSS	$(3,980)	$(7,397)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,440,000	3,000,000

See accompanying notes, which are an integral part of these financial statements

Arcom

STATEMENT OF CASH FLOWS

Three months ended January 31, 2018 and 2017

(Unaudited)

	Three Months Ended January 31,
	2018		2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/loss	$(3,980)		$(7,397)
Depreciation expense	879		134
Adjustments to reconcile net loss to net cash (used in) operating activities:
Inventory	645		(2,178)
Customer deposits	2,000		-
Rent deposits	-		(3,340)
CASH FLOWSPROVIDED BY OPERATING ACTIVITIES	(455)		(6,101)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-		(4,025)
Payment of rent deposits	(6,453)		-
CASH FLOWS USED IN INVESTING ACTIVITIES	$(6,453)		$(4,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	-		9,800
CASH FLOWS USED IN FINANCIN ACTIVITIES	$-		$9,800

NET DECREASE IN CASH	(6,909)		(326)

Cash, beginning of period	7,415		1,020

Cash, end of period	$506		$694

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$
Income taxes paid	$-	$

See accompanying notes, which are an integral part of these financial statements

Arcom

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2018

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

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended October 31, 2017 and notes thereto contained in the Company's Registration statement on Form S-1.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had $8,950 revenues for the three months ended January 31, 2018.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is October 31.

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

Note 4 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than shares issuance process.

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

Bow Tie History

The bow tie has Croatian roots, dating back to the 17th century. Croatian mercenaries used neckwear, similar to scarves, called the cravat, to hold the collars of their shirts together. These were rapidly adopted by the French upper class that was known as leaders in fashion at the time. Over time, the cravat evolved into the men’s neckwear we know today. At the turn of the century, bow ties were an essential part of formal “full-dress” attire. By the 1900s, the bow tie became a staple in men’s fashion, often worn by surgeons and those in academia. While the bow tie fell out of everyday fashion after the Second World War, it has remained a customary part of formal attire to this day.

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

Nevertheless, we cannot fully exclude the possibility that there is a difference or discrepancy between the interpretation of the Chinese authorities and our understanding as set forth above, nor can we assure that the statements or interpretations of the Chinese government officials will remain unchanged. Furthermore, we cannot exclude the possibility that the Chinese government will promulgate any new laws, regulations or provisions that will be in conflict with our understanding. If so, we may be classified as a ‘‘resident enterprise” for PRC enterprise income tax purposes, which could result in unfavorable tax consequences to our non-PRC shareholders and us.

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

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2018, our total assets were $32,210. Total assets were comprised of $15,416 in current assets, $1,518 in deposits and $15,276 in fixed assets.

As at January 31, 2018, our current liabilities were $21,900 and Stockholders’ equity was $10,311.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended January 31, 2018 net cash flows used in operating activities was $455.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended January 31, 2018 we have generated $6,453 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended January 31, 2018 we used no cash in financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on March 2, 2018.

ARCOM

By:	/s/	Hui Liu Ping
	Name:	Hui Liu Ping
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)