Form 10-Q
period 2018-04-30
Arcom
filed 2018-06-11
CIK 1692981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2018

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,440,000 common shares issued and outstanding as of April 30, 2018.

Arcom

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets (Unaudited) as of April 30, 2018 and October 31, 2017 Interim Unaudited Statements of Operations for the three and six months ended April 30, 2018 and 2017	4 5
	Interim Unaudited Statements of Cash Flows for the six months ended April 30, 2018 and 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Securities Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

	Signatures	17

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

ARCOM

BALANCE SHEETS

April 30, 2018

(Unaudited)

ASSETS	April 30, 2018	October 31, 2017
Current Assets
Cash and cash equivalents	$4,569	$7,415
Prepaid expense	5,748	-
Inventory	8,413	10,621
Total Current Assets	18,730	18,036
Fixed Assets
Equipment, net	14,398	16,155
Total Non-current Assets	14,398	16,155
Total Assets	$33,128	$34,191

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Related Party Loans	$19,900	$19,900
Total Current Liabilities	19,900	19,900

Total Liabilities	19,900	19,900

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,440,000 and 4,440,000 shares issued and outstanding	4,440	4,440
Additional paid in capital	27,040	27,040
Retained earnings (accumulated deficit)	(18,252)	(17,189)
Total Stockholder’s Equity	13,228	14,291

Total Liabilities and Stockholder’s Equity	$33,128	$34,191

See accompanying notes, which are an integral part of these financial statements

ARCOM

STATEMENTS OF OPERATIONS

Three and six months ended April 30, 2018 and 2017

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
Revenue	$8,806	$12,640	$17,756	$13,140
Cost of goods sold	1,562	315	2,207	342
Gross Profit	7,244	12,325	15,549	12,798

OPERATING EXPENSES
General and Administrative Expenses	$4,326	3,956	$16,612	11,826
TOTAL OPERATING EXPENSES	4,326	3,956	16,612	11,826

EARNINGS FROM OPERATIONS	2,918	8,369	(1,063)	972

PROVISION FOR INCOME TAXES	613	2,929	-	340

NET INCOME/LOSS	$2,305	$5,440	$(1,063)	$632

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,440,000	3,000,000	4,440,000	3,000,000

See accompanying notes, which are an integral part of these financial statements

ARCOM

STATEMENTS OF CASH FLOWS

Six months ended April 30, 2018 and 2017

(Unaudited)

	Six Months Ended April 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/loss	$(1,063)	$632
Depreciation expense	1,757	335
Adjustments to reconcile net loss to net cash (used in) operating activities:
Inventory	2,208	(1,863)
Customer deposits	-	5,100
Rent deposits	-	3,880
Deferred tax liability	-	340
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	2,902	8,424

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	(4,025)
Payment of rent deposits	(5,748)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	$(5,748)	$(4,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	-	9,900
CASH FLOWS USED IN FINANCING ACTIVITIES	$-	$9,900

NET DECREASE IN CASH	(2,846)	14,299

Cash, beginning of period	7,415	1,020

Cash, end of period	$4,569	$15,319

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

ARCOM

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2018

(UNAUDITED)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Arcom (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on September 26, 2016. Arcom is an innovative company that has reinvented the classic bow tie. Derived from a collaboration of creative and tasteful minds, the bow tie is an accessory created for a daring new generation of men set to express themselves with originality and flair.  The efforts resulted in an innovative and superior product that established wood as a new and distinctive material in the fashion industry. Each of our bow ties also incorporates an array of fine fabrics resulting in a truly special accessory.

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended October 31, 2017 and notes thereto contained in the Company's Annual Report on Form 10-K.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had $17,756 in revenues for the six months ended April 30, 2018.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Note 4 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2018, our total assets were $33,128. Total assets were comprised of $18,730 in current assets and $14,398 in fixed assets.

As of April 30, 2018, our current liabilities were $19,900 and Stockholders’ equity was $13,228.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended April 30, 2018 net cash flows provided by operating activities was $2,902.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended April 30, 2018 we have spent $5,748 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended April 30, 2018 we used no cash in financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on June 11, 2018.

ARCOM

By:	/s/	Hui Liu Ping
	Name:	Hui Liu Ping
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)