Form 10-Q
period 2018-07-31
Arcom
filed 2018-08-10
CIK 1692981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2018

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,440,000 common shares issued and outstanding as of July 31, 2018.

Arcom

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets (Unaudited) as of July 31, 2018 and October 31, 2017 Interim Unaudited Statements of Operations for the three and nine months ended July 31, 2018 and 2017	4 5
	Interim Unaudited Statements of Cash Flows for the nine months ended July 31, 2018 and 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Securities Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

	Signatures	17

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

ARCOM

BALANCE SHEETS

July 31, 2018

(Unaudited)

ASSETS	July 31, 2018	October 31, 2017
Current Assets
Cash and cash equivalents	$1,205	$7,415
Prepaid expense	5,809	-
Inventory	8,414	10,621
Total Current Assets	15,428	18,036
Fixed Assets
Equipment, net	13,519	16,155
Total Non-current Assets	13,519	16,155
Total Assets	$28,947	$34,191

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Related Party Loans	$25,900	$19,900
Total Current Liabilities	25,900	19,900

Total Liabilities	25,900	19,900

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,440,000 and 4,440,000 shares issued and outstanding	4,440	4,440
Additional paid in capital	27,040	27,040
Retained earnings (accumulated deficit)	(28,433)	(17,189)
Total Stockholder’s Equity	3,047	14,291

Total Liabilities and Stockholder’s Equity	$28,947	$34,191

See accompanying notes, which are an integral part of these financial statements

ARCOM

STATEMENTS OF OPERATIONS

Three and nine months ended July 31, 2018 and 2017

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Revenue	$-	$5,100	$17,756	$18,240
Cost of goods sold	-	172	2,207	514
Gross Profit	-	4,928	15,549	17,726

OPERATING EXPENSES
General and Administrative Expenses	$10,181	14,369	$26,793	26,195
TOTAL OPERATING EXPENSES	10,181	14,369	26,793	26,195

LOSS FROM OPERATIONS	(10,181)	(9,441)	(11,244)	(8,469)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(10,181)	$(9,441)	$(11,244)	$(8,469)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,440,000	3,146,196	4,440,000	3,049,267

See accompanying notes, which are an integral part of these financial statements

ARCOM

STATEMENTS OF CASH FLOWS

Nine months ended July 31, 2018 and 2017

(Unaudited)

	Nine Months Ended July 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,244)	$(8,469)
Depreciation expense	2,635	537
Adjustments to reconcile net loss to net cash (used in) operating activities:
Inventory	2,208	(10,751)
Deferred tax liability	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,401)	(18,683)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	(17,570)
Deposits	(5,809)	4,420
CASH FLOWS USED IN INVESTING ACTIVITIES	(5,809)	(13,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	25,234
Related Party Loans	6,000	10,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,000	35,234

NET INCREASE (DECREASE) IN CASH	(6,210)	3,401

Cash, beginning of period	7,415	1,020

Cash, end of period	$1,205	$4,421

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

ARCOM

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2018

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had $17,756 in revenues for the nine months ended July 31, 2018.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

ARCOM

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2018

(UNAUDITED)

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts.

Note 4 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to July 31, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

For the three months ended July 31, 2018, the Company reported no revenue.  This was due to unforeseen circumstances in which, the Company was unable to process orders at the end of June for several weeks.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2018, our total assets were $28,947. Total assets were comprised of $15,428 in current assets and $13,519 in fixed assets.

As of July 31, 2018, our current liabilities were $25,900 and Stockholders’ equity was $3,047.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended July 31, 2018 net cash flows provided by operating activities was negative $6,401.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended July 31, 2018 we have spent $5,809 of cash in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended July 31, 2018 we used $6,000 of cash in financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on August 10, 2018.

ARCOM

By:	/s/	Hui Liu Ping
	Name:	Hui Liu Ping
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)