Form 10-K
period 2018-10-31
Aura Energy Inc.
filed 2019-02-11
CIK 1692981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2018

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-215459

Aura Energy Inc.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes o       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Emerging growth company ☒	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o       No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,440,000 common shares issued and outstanding as of February 11, 2019.

PART I

Item 1. Business

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

Corporate History

Aura Energy Inc. formerly known as Arcom (the “Company”) was incorporated as “Arcom” under the laws of the State of Nevada on September 26, 2016. Arcom has only one officer and director who is Hui Liu Ping. We are engaged in the production of wood-manufactured bow ties in China, Hunan Province.

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

Our bow ties are accessories created for a daring new generation of men set to express themselves with originality and flair. The idea was developed in China. Looking to fill a void in men’s accessories, we developed handcrafted bow ties that fuse old school craftsmanship with modern style. The efforts resulted in a product that uses wood as a distinctive material in the fashion industry.  The bow ties are made from a variety of rare and exotic pieces of hardwood. A range of diverse patterns such as argyle, plaid, polka dot, and more are laser etched into the wood making them both increasingly unique and attractive.  Each bow tie also incorporates an array of fine fabrics, resulting in a truly special accessory.

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

Industry Overview

This report includes market and industry data that we have developed from publicly available information, various industry publications and other published industry sources and our internal data and estimates. Although we believe the publications and reports are reliable, we have not independently verified the data. Our internal data, estimates and forecasts are based upon information obtained from trade and business organizations and other contacts in the market in which we operate, and our management understands of industry conditions.

Bow Ties

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

Equipment and Raw Materials

We use a milling and engraving CNC machine, model STO CNC 6090. This machine is important to our production, as it has excellent speed and accuracy and can perform a variety of tasks. Thanks to a convenient NcStudio management system, accurate mechanical structure, high speed copying, and 3D carving, this CNC machine is everything we need in one unit for our bow tie manufacturing process.

Arcom has purchased raw materials from the same vendor as CNC machine. The materials primarily consist the following oak wood, elastic band, craft paper, fabric, needle and thread and wood varnish. These materials, together with walnut, rosewood, oak, and maple are sourced from CNC MACHINERY CHINA CO., LTD. We are checking the availability of raw materials while ordering the materials. The above-mentioned raw materials are all necessary for our bow ties production and distribution. We also purchased different kinds of wrapping paper from another vendor, Bag & Box Packaging Company, Ltd.

Manufacturing Process

Our manufacturing process in general can be described as below:

The most important stage is to choose the wood from which the bow ties will be manufactured. We use walnut, rosewood, oak, and maple in the beginning of our operations. After we choose the wood, the layout is drawn. Next, the wood is cut in accordance with the layout that was drawn previously.  Further, when the billet is ready it is sanded, to prevent irregularities and make the surface smooth. If requested we can provide a special design on the bow tie, though this step adds to production time. The final step is applying a fabric in the middle and as a rim for the ties. We also use leather, denim, and cotton as a main fabric for our bow ties.

Webpage and Marketing

We plan to distribute our products via several distribution channels simultaneously. With regards to the fashion segment, we plan to cooperate with retailers (wedding accessory, celebration present, etc.) and wholesalers (fashion expeditions, designer companies and style magazines). We seek to attract individual and corporate clients through our website. In the case of large corporate clients, we also plan to focus on personal contacts with public relations departments of large companies, presentations of our products, distribution of promotional leaflets, free samples, and other measures to facilitate brand awareness.

Among others, we also intend to use such marketing strategies as web advertisements, direct mailing, and phone calls to acquire potential customers. We have a website to market and display our products.

We also plan to attend some trade shows and fashion exhibitions to show our products with a view to find new customers. We intend to continue our marketing efforts during the life of our operations. We spent approximately $4,600 in our fiscal year ended October 31, 2018 on advertising. There is no guarantee that we will be able to attract or retain enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue and successfully protect ourselves against those risks, then it would materially affect our financial condition and our business could be harmed.

Office Facilities

The Company leases a 37-square meter office space located at Hezhou N Rd 12, Hecheng Qu, Huaihua Shi, Hunan Sheng, China, 418000. The lease contract was signed for a one-year term with the option of expansion for an additional one-year term. Our rent expense was approximately $2,800 in our fiscal year ended October 31, 2018.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees, except our chief executive officer and sole director Hui Liu Ping, as of the date of this report. Hui Liu Ping currently devotes approximately 20 hours per week to company matters. As our business and operations increase, we will assess the need for full-time management and administrative support personnel.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Our shares are quoted on the Pink Sheets market operated by the OTC Market Group Inc., but as of February 11, 2019, no shares of our common stock have traded.

Number of Holders

As of February 11, 2019, the 4,440,000 issued and outstanding shares of common stock were held by a total of 41 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended October 31, 2018 and 2017.

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

There were 4,440,000 shares of common stock issued and outstanding as of February 11, 2019.

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

Results of Operations for the year ended October 31, 2018 and October 31, 2017:

Revenue and cost of goods sold

For the year ended October 31, 2018 and October 31, 2017 the Company generated total revenue of $21,161 and $21,430 from selling products to the customer. The cost of goods sold for the year ended October 31, 2018 and October 31, 2017 was $8,551 and $644, which represent the cost of raw materials.

Operating expenses

Total operating expenses for the year ended October 31, 2018 and October 31, 2017 were $33,908 and $37,855. The operating expenses for the year ended October 31, 2018 included gain/loss on asset sale of $155; inventory loss of $479; advertising expense of $4,556; website of $49; bank charges of $586; depreciation expense of $3,514; legal fees of $600; audit fees of $12,000; professional fees of $6,070; rent expense of $2,820; video surveillance expense of $1,079; miscellaneous of $2,000. The operating expenses for the year ended October 31, 2017 included advertising expense of $5,000; bank charges of $1,305; depreciation expense of $1,415; legal fees of $4,817; audit fees of $11,831; office supplies of $3,500; professional fees of $7,617; rent expense of $2,160.

Net Loss

The net loss for the year ended October 31, 2018 and October 31, 2017 was $21,298 and $17,069 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended October 31, 2018, the Company had cash of $5,719 ($7,415 as of October 31, 2017). The Company had a working capital deficit of $9,758 (deficit of $1,864 as of October 31, 2017).

During the year ended October 31, 2018, the Company used $7,163 of cash in operating activities due to its net loss, decrease in inventory of $10,621 and depreciation of $3,514.  This compares to cash used in operations of $26,275 in 2017.

During the year ended October 31, 2018 the Company used $533 of cash in investing activities. This compares to cash used in investing activities of $12,610 in 2017.

During the year ended October 31, 2018, the Company generated $6,000 of cash in financing activities. This compares to cash provided by financing activities of $45,280 in 2017.

We cannot guarantee that we will raise sufficient funds to continue our business. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The Company’s Chief Executive Officer and director, Hui Liu Ping, has concluded a verbal agreement with Arcom in order to fund completion of the registration process and to maintain the reporting status with SEC.

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

Item 8. Financial Statements and Supplementary Data

Aura Energy Inc.

(Formerly Arcom)

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors Aura Energy Inc. (formerly Arcom Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Aura Energy Inc. (formerly Arcom Corp.) (the "Company") as of October 31, 2018, the related statement of operations, changes in stockholders' equity (deficit) and cash flows, and the related notes [and schedules] (collectively referred to as the "financial statements"). The financial statements of the Company for the year ended October 31, 2017 were audited by other auditors whose report dated January 31, 2018 expressed an unqualified opinion on those financial statements. Our opinion, in so far as it relates to the year end October 31, 2017, is based solely on the report of other auditors. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and the results of its operations and its cash flows for the period ended October 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

There are no critical audit matters.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $38,487 and a negative cash flow from operations amounting to $21,298 for the year ended October 31, 2018. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Albert Garcia, CPA

DylanFloyd Accounting & Consulting

We have served as the Company's auditor since 2019.

Newhall, California February 11, 2019

Aura Energy Inc.

(Formerly Arcom)

BALANCE SHEETS

October 31, 2018 and 2017

(Audited)

ASSETS	October 31, 2018	October 31, 2017
Current Assets
Cash and cash equivalents	$5,719	$7,415
Prepaid expense	4,338	-
Inventory	-	10,621
Total Current Assets	10,057	18,036
Fixed Assets
Equipment, net	8,836	16,155
Total Non-current Assets	8,836	16,155
Total Assets	$18,893	$34,191

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Related Party Loans	$25,900	$19,900
Total Current Liabilities	25,900	19,900

Total Liabilities	25,900	19,900

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,440,000 and 4,440,000 shares issued and outstanding	4,440	4,440
Additional paid in capital	27,040	27,040
Retained earnings (accumulated deficit)	(38,487)	(17,189)
Total Stockholder’s Equity (Deficit)	(7,007)	14,291

Total Liabilities and Stockholder’s Equity	$18,893	$34,191

See accompanying notes, which are an integral part of these financial statements

Aura Energy Inc.

(Formerly Arcom)

STATEMENTS OF OPERATIONS

Years ended October 31, 2018 and 2017

(Audited)

	Years Ended October 31,
	2018	2017
Revenue	$21,161	$21,430
Cost of goods sold	8,551	644
Gross Profit	12,610	20,786

OPERATING EXPENSES
General and Administrative Expenses	$33,908	37,855
TOTAL OPERATING EXPENSES	33,908	37,855

LOSS FROM OPERATIONS	(21,298)	(17,069)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(21,298)	$(17,069)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,440,000	3,358,219

See accompanying notes, which are an integral part of these financial statements

Aura Energy Inc.

(Formerly Arcom)

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

Years Ended October 31, 2018 and October 31, 2017

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		Equity
Balance, October 31, 2016	3,000,000	3,000	-	(120)	2,880
Shares issued for cash	1,440,000	1,440	27,040	-	28,480
Net loss for the year ended October 31, 2017	-	-	-	(17,069)	(17,069)

Balance, October 31, 2017	4,440,000	$4,440	$27,040	$(17,189)	$14,291
Shares issued for cash	-	-	-	-	-
Net loss for the year ended October 31, 2018	-	-	-	(21,298)	(21,298)
Balance, October 31, 2018	4,440,000	$4,440	$27,040	$(38,487)	$(7,007)

See accompanying notes, which are an integral part of these financial statements

Aura Energy Inc.

(Formerly Arcom)

STATEMENTS OF CASH FLOWS

Years ended October 31, 2018 and 2017

(Audited)

	Years Ended October 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,298)	$(17,069)
Depreciation expense	3,514	1,415
Adjustments to reconcile net loss to net cash (used in) operating activities:
Inventory	10,621	(10,621)
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,163)	(26,275)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	3,805	(17,570)
Deposits	(4,338)	4,960
CASH FLOWS USED IN INVESTING ACTIVITIES	(533)	(12,610)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	28,480
Related Party Loans	6,000	16,800
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,000	45,280

NET INCREASE (DECREASE) IN CASH	(1,696)	6,395

Cash, beginning of period	7,415	1,020

Cash, end of period	$5,719	$7,415

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

Aura Energy Inc.

(Formerly Arcom)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2018

(Audited)

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had $21,161 in revenues for the year ended October 31, 2018.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

Aura Energy Inc.

(Formerly Arcom)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2018

(Audited)

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

Note 4 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of October 31, 2018, the Company had net operating loss carry forwards of approximately $38,487 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at October 31, 2018 was approximately $8,082. The net change in valuation allowance during the year ended October 31, 2018 was $4,473. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2018.  All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following for the year ended October 31, 2018 and October 31, 2017:

	2018	2017
Tax provision at expected tax rate (21%)	$(8,082)	$(3,585)
Increase (decrease) to valuation allowance	8,082	3,585
Income tax provision	$-	$-

Note 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.We did not maintain appropriate cash controls – As of October 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.We did not implement appropriate information technology controls – As at October 31, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2018 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officer's and director's and their respective ages are as follows:

Name	Age	Positions
Hui Liu Ping Yanggu’ao Town, Lei Feng Village, Unit 4, No. 20 Hunan Province, Longhui County 422200 China	39	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

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

For the period from May 2010 to October 2014 Ms. Hui Liu Ping worked for Alimo Accessory Co., Ltd, wholesale imitation jewelry company, as a senior manager of marketing team. At her responsibilities were organizing of the advertising exhibitions, managing was of several employees, preparation of the weekly, monthly and year reports regarding sales quantity and customers database development. From November 2014 till August 2016 our Chief Executive Officer and director worked for Silou Ma Textile Co., Ltd, clothing company, as a head of customers department manager. She fulfilled the work of finding new customer, communication with excising customers, composing orders for the customers, managing and controlling customers database. She is not working for Silou Ma Textile Co., Ltd currently. Ms. Hui Liu Ping is only involved in activities of Arcom.

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

SIGNIFICANT EMPLOYEES AND CONSULTANTS

We currently have one employee, our Chief Executive Officer, Hui Liu Ping.

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

Item 11. Executive Compensation

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal 2018 and 2017:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Hui Liu Ping, President	2017-2018	0	0	0	0	0	0	0	0

Our Chief Executive Officer and director has not received monetary compensation since our inception to the date of this report. We currently do not pay any compensation to any officer or any member of our board of directors.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation for fiscal 2018 and 2017:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of the date of this report, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

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

The shareholders of the company have entered into subscription agreements with the corporation. The agreements stated that the investors irrevocably subscribed for and agreed to purchase a stated amount of shares of the common stock of Arcom, a Nevada corporation at a stated price. The undersigned acknowledged that they had received a copy of the prospectus of the Company, dated May 3, 2017, read and understood the information disclosed, understood that an investment in the shares was a speculative investment, which involved a high degree of risk and potential loss of their entire investment. The undersigned understood that the stated price of the stock purchased beared no relation to the assets, book value or net worth of the Company and was determined arbitrarily by the Company.

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

Since October 26, 2016, Hui Liu Ping has loaned us $25,900 pursuant to the $40,000 loan agreement. The loan does not have any term, carries no interest and is not secured.

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

During fiscal year ended October 31, 2018, we incurred approximately $12,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our October 31, 2017 financial statements and for the reviews of our financial statements for the quarters ended January 31, 2018, April 30, 2018, and July 31, 2018.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in China on February 11, 2019.

Aura Energy Inc.

By:	/s/	Hui Liu Ping
	Name:	Hui Liu Ping
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)