Form 10-K/A
period 2018-10-31
Aura Energy Inc.
filed 2019-02-21
CIK 1692981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A

( Amendment No.1)

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

EXPLANATORY NOTE

Aura Energy Inc. is filing this Amendment No. 1 to our Form 10-K for the fiscal year ended October 31, 2018 originally filed with the Securities and Exchange Commission on February 11, 2019, for the purpose of providing the Report of Independent Registered PublicAccounting Firm “Thayer O’Neal Company, LLC”.

Except as described above, this Form 10-K/A does not amend, modify or otherwise update any other information in the Original Form 10-K. Except as reflected herein, this Form 10-K/A speaks as of the original filing date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the filing of the Original Form 10-K.

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

Newhall, California February 11, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aura Energy Inc. (formerly Arcom Corp.)

We have audited the accompanying balances sheet of Aura Energy Inc. formerly known as Arcom (the “Company”) as of October 31, 2017 and the related statements of operations, stockholder’s equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aura Energy as of October 31, 2017 and the related statements of operations, stockholder’s equity, and cash flows for the year then ended, in conformity accounting principles generally accepted in the United States of America.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in China on February 21, 2019.

Aura Energy Inc.

By:	/s/	Hui Liu Ping
	Name:	Hui Liu Ping
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)