Form 10-Q
period 2019-01-31
Aura Energy Inc.
filed 2019-03-15
CIK 1692981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2019

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-215459

Venture Vanadium Inc.

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

Yes (  )       No (X  )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  53,280,000 common shares issued and outstanding as of March 11, 2019.

Venture Vanadium Inc.

(Formerly Aura Energy Inc.)

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets (Unaudited) as of January 31, 2019 and October 31, 2018 Interim Unaudited Statements of Operations for the three months ended January 31, 2019 and 2018	4 5
	Interim Unaudited Statements of Cash Flows for the three months ended January 31, 2019 and 2018	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Securities Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

	Signatures	13

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Venture Vanadium Inc. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

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

Venture Vanadium Inc.

(Formerly Aura Energy Inc.)

BALANCE SHEETS

January 31, 2019

(Unaudited)

ASSETS	January 31, 2019	October 31, 2018
Current Assets
Cash and cash equivalents	$2,910	$5,719
Prepaid expense	3,633	4,338
Total Current Assets	6,543	10,057
Fixed Assets
Equipment, net	1,136	8,836
Total Non-current Assets	1,136	8,836
Total Assets	$7,679	$18,893

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Related Party Loans	$31,900	$25,900
Total Current Liabilities	31,900	25,900

Total Liabilities	31,900	25,900

Stockholder’s Equity
Common stock, par value $0.001; 750,000,000 shares authorized, 4,440,000 and 4,440,000 shares issued and outstanding	4,440	4,440
Additional paid in capital	27,040	27,040
Retained earnings (accumulated deficit)	(55,701)	(38,487)
Total Stockholder’s Deficit	(24,221)	(7,007)

Total Liabilities and Stockholder’s Equity	$7,679	$18,893

See accompanying notes, which are an integral part of these financial statements

Venture Vanadium Inc.

(Formerly Aura Energy Inc.)

STATEMENTS OF OPERATIONS

Three months ended January 31, 2019 and 2018

(Unaudited)

	Three Months Ended January 31,
	2019	2018
Revenue	$-	$8,950	$
Cost of goods sold	-	645
Gross Profit	-	8,305

OPERATING EXPENSES
General and Administrative Expenses	$17,213	12,285	$
TOTAL OPERATING EXPENSES	17,213	12,285

LOSS FROM OPERATIONS	(17,213)	(3,980)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(17,213)	$(3,980)	$

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,440,000	4,440,000

See accompanying notes, which are an integral part of these financial statements

Venture Vanadium Inc.

(Formerly Aura Energy Inc.)

STATEMENTS OF CASH FLOWS

Three months ended January 31, 2019 and 2018

(Unaudited)

	Three Months Ended January 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,213)	$(3,980)
Depreciation expense	446	879
Adjustments to reconcile net loss to net cash (used in) operating activities:
Inventory	-	645
Prepaid expenses	705	-
Customer deposits	-	2,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(16,062)	(455)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Fixed Assets	7,253	-
Deposits	-	(6,453)
CASH FLOWS USED IN INVESTING ACTIVITIES	7,253	(6,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	6,000	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,000	-

NET DECREASE IN CASH	(2,809)	(6,909)

Cash, beginning of period	5,719	7,415

Cash, end of period	$2,910	$506

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

Venture Vanadium Inc.

(Formerly Aura Energy Inc.)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2019

(UNAUDITED)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Venture Vanadium Inc.   (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on September 26, 2016. Venture Vanadium Inc. (Formerly Aura Energy Inc.) is an innovative company that has reinvented the classic bow tie. Derived from a collaboration of creative and tasteful minds, the bow tie is an accessory created for a daring new generation of men set to express themselves with originality and flair. The efforts resulted in an innovative and superior product that established wood as a new and distinctive material in the fashion industry. Each of our bow ties also incorporates an array of fine fabrics resulting in a truly special accessory.

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended October 31, 2018 and notes thereto contained in the Company's Annual Report on Form 10-K.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had no revenues for the three months ended January 31, 2019.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Note 4 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2019 to the date these financial statements were issued and has determined that it has some material subsequent events to disclose in these financial statements.

On February 1, 2019, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada to change its name from Aura Energy Inc. to Vanadium Venture Inc..

On February 1, 2019, the Company filed a Certificate of Change with the Secretary of State of Nevada to effect a 12-for-1 forward split which increased the number of outstanding shares of common stock from 4,440,000 to 53,280,000.  The share amounts in these financial statements do not reflect this forward split.

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

Corporate History

Venture Vanadium Inc. formerly known as Aura Energy Inc.  (the “Company”) was incorporated under the laws of the State of Nevada on September 26, 2016. Venture Vanadium Inc. has only one officer and director who is Hui Liu Ping. We are engaged in the production of wood-manufactured bow ties in China, Hunan Province.

On October 26, 2016, the Company issued 3,000,000 shares (36,000,000 post-forward split) of restricted common stock to Hui Ping Liu. The value of these shares is $3,000 based on the par value of $0.001 per share of common stock.

On October 27, 2016, we consummated an agreement with CNC MACHINERY CHINA CO., LTD for the purchase of equipment to be used in our bow tie production. The Company has purchased Engraving Cnc Machine, Model STO CNC 6090 from above mentioned vendor.

Venture Vanadium Inc. is an innovative company that has reinvented the classic bow tie. Derived from a collaboration of creative and tasteful minds, the bow tie is an accessory created for a daring new generation of men set to express themselves with originality and flair. The idea was developed in China. Looking to fill a void in men’s accessories, we developed handcrafted bow ties that fuse old school craftsmanship with modern style. The efforts resulted in an innovative and superior product that established wood as a new and distinctive material in the fashion industry. The bow ties are made from a variety of rare and exotic pieces of hardwood. A range of diverse patterns such as argyle, plaid, polka dot, and more are laser etched into the wood making them both increasingly unique and attractive.  Each bow tie also incorporates an array of fine fabrics, resulting in a truly special accessory.

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

Venture Vanadium Inc. plans to focus its attention first of all on the clip-on bow tie in various shapes. This type of bow tie has a lot of advantages, as it is easy to fit on different neck sizes, and also easy to wear, because of the clip, which all of our initial ties will have. We believe that this unique unisex accessory has the potential to become popular in the near future.

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

Venture Vanadium Inc. has purchased following raw materials from the same vendor as CNC machine. The materials primarily consist the following oak wood, elastic band, craft paper, fabric, needle and thread and wood varnish. These materials, together with walnut, rosewood, oak, and maple are sourced from CNC MACHINERY CHINA CO., LTD. We are checking the availability of raw materials while ordering the materials. The above-mentioned raw materials are all necessary for our bow ties production and distribution. There was also purchased different kind of wrapping paper, such as craft paper folding packing gift box, craft merry Christmas paper bag for gift, New Year design shopping paper craft gift bag with hot stamping and craft Merry Christmas printed paper for wrapping from another vendor Bag & Box Packaging Company, Ltd.

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

Webpage and Marketing

The sales strategy will be based on communicating that owning an Venture Vanadium Inc. product, either a mass-market fashion piece or a high-end custom-made model, is a source of pride and appreciation. Memorable products by Venture Vanadium Inc. attract attention, as a piece of style always staying in sight, be it an individual customer or large corporate client in the fashion industry. Our products may also be considered a long-term investment since the life cycle of our products is rather lengthy and the design stays up-to-date almost infinitely. Additionally, we plan to affix every product, including those distributed via retail points, with a business card with information about Venture Vanadium Inc., information about the product, and Company contact details. In order to enhance the feeling of uniqueness of our products, we may also indicate a unique reference number on the business card to accompany each Venture Vanadium Inc.  product.

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

Revenue and cost of goods sold

For the three months ended January 31, 2019, the Company reported no revenue. This was due to unforeseen circumstances in which, the Company was unable to process orders.

Operating expenses

Total operating expenses for the three-month period ended January 31, 2019 and 2018 were $17,213 and $12,285. The operating expenses for the three-month period ended January 31, 2019 included Gain/Loss on Asset Sale of $1,953; Bank Service Charges of $184; depreciation expense of $446; audit fees of $10,250; professional fees of $2,073; rent expense of $705; Miscellaneous $1,602.

Net Loss

The net loss for the three-month period ended January 31, 2019, and 2018 was $17,213 and $3,980.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2019, our total assets were $7,679. Total assets were comprised of $6,543 in current assets and $1,136 in fixed assets.

As of January 31, 2019, our current liabilities were $31,900 and Stockholders’ deficit was $24,221.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended January 31, 2019 net cash flows provided by operating activities was negative $16,062.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended January 31, 2019 we have received $7,253 of cash in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended January 31, 2019 we used $6,000 of cash in financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	MINE SAFTEY DISCLOSURE

None

ITEM 5.	OTHER INFORMATION

On October 18, 2018, we entered into a Stock Purchase Agreement with Hui Liu Ping, our President and CEO, and Ian Ilsley, our Secretary, pursuant to which Ms. Ping has agreed to sell all 3,000,000 (36,000,000 shares post-stock split) of the outstanding shares of our common stock that she owns in exchange for a cash payment.  The conditions to closing the transaction are (i) the accuracy of the representations and warranties contained in the Stock Purchase Agreement, (ii) the change of our name to one selected by the purchaser, (iii) a stock split at a ratio to be determined by the purchaser and (iv) the purchaser’s satisfaction with its due diligence review.  If these conditions are met and the proposed transaction occurs, we will likely cease our current operations and enter into a new line of operations.

On January 16, 2019, our sole director and majority shareholder of Aura Energy Inc. agreed to change our name from “Aura Energy Inc.” to "Venture Vanadium Inc." and to enact a forward stock split (the "Split") so that for every one (1) share outstanding prior to the Split, there shall be twelve (12) shares outstanding after the Split. These changes became effective as of February 13, 2019.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

3.1	Certificate of Change Pursuant to NRS 78.209 filed on January 28, 2019.

3.1	Certificate of Amendment to Articles of Incorporation filed on January 29, 2019.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on March 15, 2019.

Venture Vanadium Inc.

By:	/s/	Hui Liu Ping
	Name:	Hui Liu Ping
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)