Form 10-Q
period 2019-04-30
VENTURE VANADIUM INC.
filed 2019-06-26
CIK 1692981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2019

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

One Oxford Centre, 301 Grant Street, Suite 4300, Pittsburgh, 15219

412-577-2499

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer		☐	Smaller reporting company	☒
			Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes (X)       No (   )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  54,430,000 common shares issued and outstanding as of June 21, 2019.

Venture Vanadium Inc.

(Formerly Aura Energy Inc.)

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets (Unaudited) as of April 30, 2019 and October 31, 2018 Interim Unaudited Statements of Operations for the three and six months ended April 30, 2019, and 2018	4 5
	Statements of Changes in Stockholder’s Equity for the six months ended April 30, 2019 Interim Unaudited Statements of Cash Flows for the six months ended April 30, 2019, and 2018	6 7

	Notes to the Interim Unaudited Financial Statements	8-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12-13

Item 4.	Controls and Procedures	13

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosure	13

Item 5.	Other Information	13-13-14

Item 6.	Exhibits	14

	Signatures	14

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

Venture Vanadium Inc.

(Formerly Aura Energy Inc.)

BALANCE SHEETS

April 30, 2019

(Unaudited)

ASSETS	April 30, 2019	October 31, 2018
Current Assets
Cash and cash equivalents	$131	$5,719
Prepaid expense	-	4,338
Total Current Assets	131	10,057
Fixed Assets
Equipment, net	-	8,836
Total Non-current Assets	-	8,836
Total Assets	$131	$18,893

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Related Party Loans	$36,745	$25,900
Total Current Liabilities	36,745	25,900

Total Liabilities	36,745	25,900

Stockholder’s Equity
Common stock, par value $0.001; 750,000,000 shares authorized, 53,280,000 and 4,440,000 shares issued and outstanding respectively	53,280	4,440
Discount on common stock	(21,800)	-
Additional paid in capital	-	27,040
Retained earnings (accumulated deficit)	(68,094)	(38,487)
Total Stockholder’s Deficit	(36,614)	(7,007)

Total Liabilities and Stockholder’s Equity	$131	$18,893

See accompanying notes, which are an integral part of these financial statements

Venture Vanadium Inc.

(Formerly Aura Energy Inc.)

STATEMENTS OF OPERATIONS

Three and six months ended April 30, 2019 and 2018

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Revenue	$-	$8,806	$-	$17,756
Cost of goods sold	-	1,562	-	2,207
Gross Profit	-	7,244	-	15,549

OPERATING EXPENSES
General and Administrative Expenses	$12,393	4,326	$29,607	16,612
TOTAL OPERATING EXPENSES	12,393	4,326	29,607	16,612

EARNINGS FROM OPERATIONS	(12,393)	2,918	(29,607)	(1,063)

PROVISION FOR INCOME TAXES	-	613	-	-

NET INCOME/LOSS	$(12,393)	$2,305	$(29,607)	$(1,063)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED (note: The share amounts for the 2018 financial period do not reflect the 1 for 12 forward split dated February 2019)	53,280,000	4,440,000	53,280,000	4,440,000

See accompanying notes, which are an integral part of these financial statements

Venture Vanadium Inc.

(Formerly Aura Energy Inc.)

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

Six months ended April 30, 2019

(Unaudited)

	Common Stock		Additional Paid-in		Discount on common stock	Accumulated Deficit		Total Stockholders’
	Shares	Amount	Capital					Equity
Balance, October 31, 2018	4,440,000	4,440	27,040			(38,487)		(7,007)
Shares issued for cash	-	-	-			-		-
Net loss	-	-	-			(17,213)		(17,213)
Balance, January 31, 2019	4,440,000	$4,440	$27,040	$		$(55,701)		$(24,221)
12-for-1 forward split	48,840,000	48,840	(27,040)		(21,800)	-	-	-
Net loss	-	-	-			(12,393)		(12,393)
Balance, April 30, 2019	53,280,000	$53,280	$-		$(21,800)	$(68,094)		$(36,614)

See accompanying notes, which are an integral part of these financial statements

Venture Vanadium Inc.

(Formerly Aura Energy Inc.)

STATEMENTS OF CASH FLOWS

Six months ended April 30, 2019 and 2018

(Unaudited)

	Six Months Ended April 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,607)	$(1,063)
Depreciation expense	447	1,757
Adjustments to reconcile net loss to net cash (used in) operating activities:
Inventory	-	2,208
Prepaid rent	4,338	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(24,822)	2,902

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Fixed Assets	7,253	-
Payment of rent deposits	-	(5,748)
Retired property	1,136
CASH FLOWS USED IN INVESTING ACTIVITIES	8,389	(5,748)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	10,845	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,845	-

NET DECREASE IN CASH	(5,588)	(2,846)

Cash, beginning of period	5,719	7,415

Cash, end of period	$131	$4,569

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

Venture Vanadium Inc.

(Formerly Aura Energy Inc.)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2019

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

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended October 31, 2018, and notes thereto contained in the Company's Annual Report on Form 10-K.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had no revenues for the six months ended April 30, 2019. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Note 4 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2019, to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following events which occurred on May 29, 2019:

•

the sale to a related party of substantially all of our assets and liabilities pursuant to a split-off agreement;

•

a change in control resulting from our majority shareholder’s sale of all of her shares of our common stock which accounted for approximately 67.6% of our issued and outstanding shares;

•

the resignation of Hui Liu Ping as our sole director of the Corporation and as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer; and

•

the appointment of Ian Ilsley as our sole director and as our President and Treasurer.

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

Corporate History

Venture Vanadium Inc., formerly known as Aura Energy Inc. and as Arcom (the “Company”), was incorporated under the laws of the State of Nevada on September 26, 2016. Venture Vanadium Inc. has only one officer and director who is Ian Ilsley. We were engaged in the production of wood-manufactured bow ties in China, Hunan Province. We currently do not have operations.  Although we intend to enter into the mineral resources industry, we do not currently have any mineral resource assets or agreements to acquire such assets. We are currently a shell company (as defined in Rule 12b-2 of the Exchange Act).

On October 26, 2016, the Company issued 3,000,000 shares (36,000,000 post-forward split) of restricted common stock to Hui Ping Liu. The value of these shares is $3,000 based on the par value of $0.001 per share of common stock.

In June 2017, we issued 10,000 shares in exchange for cash proceeds of $195.

In July 2017, we issued 1,265,000 shares in exchange for cash proceeds of $25,040.

In August 2017, we issued 165,000 shares in exchange for cash proceeds of $3,245.

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

On May 29, 2019, the Company entered into a split-off agreement (the “Split-Off Agreement”) with Hui Liu Ping, our then current sole director and officer, and Ian Ilsley, our Secretary (and now our sole director, President and Treasurer), pursuant to which we sold all of our assets and properties in exchange for her acquisition of all of our debts, adverse claims, liabilities, judgments and obligations.  As of January 31, 2019, our assets totaled approximately $7,700 and our liabilities consisted of $31,900 of related party loans.  The obligations under those related-party loans were assigned to Ms. Ping as part of the assignment of liabilities.  As we currently have no or nominal assets, we are a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees, except our sole officer and director Ian Ilsley, as of the date of this report. We have no employment agreement with Mr. Ilsley. Our sole officer and director, Ian Ilsley, currently devotes approximately 25 hours per week to company matters. As our business and operations increase, we will assess the need for full-time management and administrative support personnel.

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue and cost of goods sold

For the three months ended April 30, 2019, the Company reported no revenue. For the three months ended April 30, 2018, the Company’s revenue was $7,244.

For the six months ended April 30, 2019, the Company reported no revenue. For the six months ended April 30, 2018, the Company’s revenue was $15,549.

The company failed to generate any revenues during the first two quarters of the 2019 financial year due to a collapse in demand for its products.

Operating expenses

Total operating expenses for the three-month period ended April 30, 2019 and 2018 were $12,393 and $4,326. The operating expenses for the three-month period ended April 30, 2019 included Bank Service Charges of $261; audit fees of $7,800; legal fees of $250; professional fees of $1,131; regulatory filing fees of $80; Retired property of $1,136; utilities of $133; miscellaneous $1,602.

Total operating expenses for the six-month period ended April 30, 2019 and 2018 were $29,607 and $16,612. The operating expenses for the six-month period ended April 30, 2019 included Gain/Loss on Asset Sale of $1,953; Bank Service Charges of $445; depreciation expense of $446; audit fees of $18,050; legal fees of $250; professional fees of $3,204; rent expense of $705; regulatory filing fees of $80; Retired property of $1,136; utilities of $133; miscellaneous $3,204.

Net Loss

The net income/(loss) for the three-month period ended April 30, 2019, and 2018 was $(12,393) and $2,305.

The net loss for the six-month period ended April 30, 2019, and 2018 was $29,607 and $1,063.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2019, our total assets were $131.

As of April 30, 2019, our current liabilities were $36,745 and Stockholders’ deficit was $36,614.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended April 30, 2019, net cash flows provided by operating activities was negative $24,833.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended April 30, 2019, we have received $8,389 of cash in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended April 30, 2019, we used $10,845 of cash in financing activities.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Our acting principal financial officer resigned and was replaced subsequent to the period covered by this report.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

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

On February 1, 2019, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Nevada to change its name from Aura Energy Inc. to Vanadium Venture Inc.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on June 26, 2019.

Venture Vanadium Inc.

By:	/s/	Ian Ilsley
	Name:	Ian Ilsley
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)