Form 10-Q
period 2019-07-31
VENTURE VANADIUM INC.
filed 2019-09-19
CIK 1692981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2019

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

(Address of principal executive offices)

412-577-2499

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Symbol	Name of each exchange on which registered
None	None	None

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

Yes (X)       No (   )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  54,430,000 common shares issued and outstanding as of September 4, 2019.

Venture Vanadium Inc.

(Formerly Aura Energy Inc.)

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets (Unaudited) as of July 31, 2019 and October 31, 2018 Interim Unaudited Statements of Operations for the three and nine months ended July 31, 2019, and 2018	4 5
	Interim Unaudited Statements of Cash Flows for the nine months ended July 31, 2019, and 2018 Statements of Changes in Stockholders’ Equity for the nine months ended July 31, 2019	6 7

	Notes to the Interim Unaudited Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosure	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

	Signatures	17

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Venture Vanadium Inc. (the “Company”, “we”, “us” or “our”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with our latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly our financial condition, results of operations, and cash flows for the interim periods presented.

Venture Vanadium Inc.

(Formerly Aura Energy Inc.)

BALANCE SHEETS

July 31, 2019

(Unaudited)

ASSETS	July 31, 2019	October 31, 2018
Current Assets
Cash and cash equivalents	$-	$5,719
Prepaid expense	-	4,338
Total Current Assets	-	10,057
Fixed Assets
Exploration License Options	66,150	8,836
Total Non-current Assets	-	8,836
Total Assets	$66,150	$18,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities Accounts Payable	1,700	-
Related Party Loans	$122,981	$25,900
Total Current Liabilities	124,681	25,900

Total Liabilities	124,681	25,900

Stockholders’ Equity
Common stock, par value $0.001; 750,000,000 shares authorized, 54,430,000 and 52,800,000 shares issued and outstanding respectively	54,430	4,440
Discount on common stock	(21,800)	-
Additional paid in capital	36,741	27,040
Retained earnings (accumulated deficit)	(127,902)	(38,487)
Total Stockholders’ Deficit	(58,531)	(7,007)

Total Liabilities and Stockholders’ Equity	$66,150	$18,893

In February 2019, we enacted a 1:12 forward share split and all references to number of shares have been retroactively adjusted.

See accompanying notes, which are an integral part of these financial statements

Venture Vanadium Inc.

(Formerly Aura Energy Inc.)

STATEMENTS OF OPERATIONS

Three and nine months ended July 31, 2019 and 2018

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Revenue	$-	$-	$-	$17,756
Cost of goods sold	-	-	-	2,207
Gross Profit	-	-	-	15,549

OPERATING EXPENSES
General and Administrative Expenses	$59,808	10,181	$89,415	26,793
TOTAL OPERATING EXPENSES	59,808	10,181	89,415	26,793

EARNINGS/LOSS FROM OPERATIONS	(59,808)	(10,181)	(89,415)	(11,244)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME/LOSS	$(59,808)	$(10,181)	$(89,415)	$(11,244)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	54,430,000	52,800,000	54,430,000	52,800,000

In February 2019, we enacted a 1:12 forward share split and all references to number of shares have been retroactively adjusted.

See accompanying notes, which are an integral part of these financial statements

Venture Vanadium Inc.

(Formerly Aura Energy Inc.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine months ended July 31, 2019

(Unaudited)

	Common Stock		Additional Paid-in		Discount on common stock	Accumulated Deficit		Total Stockholders’
	Shares	Amount	Capital					Equity
Balance, October 31, 2018	4,440,000	4,440	27,040			(38,487)		(7,007)
Shares issued for cash	-	-	-			-		-
Net loss	-	-	-			(17,213)		(17,213)
Balance, January 31, 2019	4,440,000	$4,440	$27,040	$		$(55,701)		$(24,221)
12-for-1 forward split	48,840,000	48,840	(27,040)		(21,800)	-	-	-
Shares issued	1,150,000	1,150	36,741					37.891
Net loss	-	-	-			(72,201)		(72,201)
Balance, July 31, 2019	54,430,000	$54,430	$36,741		$(21,800)	$(127,902)		$(58,531)

See accompanying notes, which are an integral part of these financial statements

Venture Vanadium Inc.

(Formerly Aura Energy Inc.)

STATEMENTS OF CASH FLOWS

Nine months ended July 31, 2019 and 2018

(Unaudited)

	Nine Months Ended July 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES Net loss	$(89,415)	$(11,244)
Depreciation expense	447	2,635
Adjustments to reconcile net loss to net cash (used in) operating activities:
Inventory	-	2208
Prepaid rent	4,338	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(84,630)	(6,401)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of Fixed Assets	7,253	-
Purchase of Fixed Assets	(66,150)	-
Payment of rent deposits	-	(5,809)
Retired property	1,136	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(57,761)	(5,809)

CASH FLOWS FROM FINANCING ACTIVITIES Accounts Payable Capital Stock	1,700 1,150	- -
Additional Paid In Capital Related Party Loans	36741 97,081	- 6,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	136,672	6,000

NET DECREASE IN CASH	(5,719)	(6,210)

Cash, beginning of period	5,719	7,415

Cash, end of period	$-	$1,205

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

Venture Vanadium Inc.

(Formerly Aura Energy Inc.)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2019

(UNAUDITED)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Venture Vanadium Inc. (the “Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on September 26, 2016. Venture Vanadium Inc. (Formerly Aura Energy Inc.) and was previously engaged in the production of wood-manufactured bow ties in China, Hunan Province. This has now ceased. On June 12, 2019, we entered into an assignment agreement with Ian Ilsley to assign his the rights and obligations under an option agreement to acquire a 100% interest in over 30 mineral claims (The Desgrobois Vanadium/Titanium Property) representing 1,789.80 hectares (4,422.69 acres) situated in Quebec. We now intend to focus on the minerals and resources sector.

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with our financial statements for the fiscal year ended October 31, 2018 and the notes thereto contained in our Annual Report on Form 10-K.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We had no revenues for the nine months ended July 31, 2019. We currently have losses and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about our ability to continue as a going concern. Management anticipates that we will depend, for the near future, on additional investment capital to fund operating expenses. We intend to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Our year-end is October 31.

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

Recently Issued Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on us.

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued by the FASB (including its Emerging Issues Task Force), the AICPA or the SEC would, if adopted, have a material effect on the accompanying financial statements

Note 4 – RELATED PARTY LOANS

Related Party Loans are not covered by a formal loan agreement and are interest free with no fixed repayment date. They are due to Ian Ilsley, the company’s sole director and controlling shareholder and were made following the change of control on May 29, 2019.

Note 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), we have analyzed our operations subsequent to July 31, 2019 to the date these financial statements were issued and have determined that we do not have any material subsequent events to disclose in these financial statements

Note 6 – MINERAL PROPERTIES

The Company will expense mineral property exploration expenditures when incurred.  When it has established that a mineral deposit is commercially mineable and following a decision to commence development, the costs subsequently incurred to develop a mine on the property prior to the start of mining operations are capitalized and will be amortized against production following commencement of commercial production, or written off if the property is sold, allowed to lapse or abandoned. Mineral property acquisition costs are initially capitalized when incurred. Option payments and expenditures required to earn an interest in the properties are capitalized. The Company assesses the carrying costs for impairment. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report for the year ended October 31, 2018 for a discussion of some of the important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Corporate History

Venture Vanadium Inc., formerly known as Aura Energy Inc. and as Arcom (the “Company”), was incorporated under the laws of the State of Nevada on September 26, 2016. Venture Vanadium Inc. has only one officer and director who is Ian Ilsley. We were engaged in the production of wood-manufactured bow ties in China, Hunan Province. This activity has now ceased. On June 12, 2019, we entered into an assignment agreement with Ian Ilsley to assign his the rights and obligations under an option agreement to acquire exploration rights over 30 mineral claims (The Desgrobois Vanadium/Titanium Property) representing 1,789.80 hectares (4,422.69 acres) situated in Quebec.

Under the terms of the assignment agreement, we issued 50,000 shares to Ian Ilsley on June 21, 2019 and will issue a further 50,000 shares ninety days thereafter in consideration for him having entered into the assignment agreement.

Under the terms of the option agreement, payments totaling $65,000 were made to the Optionor and 1,150,000 shares were issued to the Optionor. These payments are reflected in the accounts to July 31, 2019. In addition, we will make the following payments and share issuances to the Optionor:

•

500,000 shares on or before November 6, 2019

•

500,000 shares on or before April 20, 2020

•

500,000 shares on or before November 6, 2020

•

$35,000 on or before November 6, 2020

We are currently a shell company (as defined in Rule 12b-2 of the Exchange Act).

On February 1, 2019, we filed a Certificate of Change with the Secretary of State of Nevada to effect a 12-for-1 forward split which increased the number of outstanding shares of common stock from 4,440,000 to 53,280,000.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding entered into either voluntarily by us and involuntarily against us.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

On February 1, 2019, we filed a Certificate of Change with the Secretary of State of Nevada to effect a 12-for-1 forward split which increased the number of outstanding shares of common stock from 4,440,000 to 53,280,000.

On May 29, 2019, we entered into a split-off agreement (the “Split-Off Agreement”) with Hui Liu Ping, our then current sole director and officer, and Ian Ilsley, our Secretary (and now our sole director, President and Treasurer), pursuant to which we sold all of our assets and properties in exchange for her acquisition of all of our debts, adverse claims, liabilities, judgments and obligations.  As of January 31, 2019, our assets totaled approximately $7,700 and our liabilities consisted of $31,900 of related party loans.  The obligations under those related-party loans were assigned to Ms. Ping as part of the assignment of liabilities.  Our assets comprise an option to acquire a 100% interest in over 30 mineral claims (The Desgrobois Vanadium/Titanium Property) representing 1,789.80 hectares (4,422.69 acres) situated in Quebec. However, we are a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees, except our sole officer and director Ian Ilsley, as of the date of this report. We have no employment agreement with Mr. Ilsley. Our sole officer and director, Ian Ilsley, currently devotes approximately 20 hours per week to company matters. As our business and operations increase, we will assess the need for full-time management and administrative support personnel.

LEGAL PROCEEDINGS

There are no pending legal proceedings to which we are a party or in which any of our directors, officers or affiliates (any owners of record or beneficially of more than 5% of any class of our voting securities) is a party adverse to us or has a material interest adverse to us.

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

Revenue and cost of goods sold

For the nine months ended July 31, 2019, we reported no revenue.

Operating expenses

Total operating expenses for the nine-month period ended July 31, 2019 and 2018 were $89,415 and $26,793. The operating expenses for the nine-month period ended July 31, 2019 included Gain/Loss on Asset Sale of $1,953; Bank Service Charges of $953; depreciation expense of $446; audit fees of $22,750; legal fees of $28,394; professional fees of $3,204; rent expense of $2925; regulatory filing fees of $2,960; Retired property of $1,136; utilities of $133; miscellaneous $3,204; geologist and  other technical fees of $7,203

Net Loss

The net loss for the nine-month period ended July 31, 2019, and 2018 was $89,415 and $11,244.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2019, our total assets were $66,150.

As of July 31, 2019, our current liabilities were $124,681 and Stockholders’ deficit was $58,531.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended July 31, 2019, net cash flows provided by operating activities was negative $84,630.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended July 31, 2019, we spent $57,761 of cash in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended July 31, 2019, we used $136,672 of cash in financing activities.

Emerging Growth Company

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

Our independent registered public accountant has issued a going concern opinion for our fiscal year ended October 31, 2018, and we anticipate that they will issue another going concern opinion in connection with this fiscal year. This means that there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no pending legal proceedings to which we are a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	MINE SAFTEY DISCLOSURE

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on September 19, 2019.

Venture Vanadium Inc.

By:	/s/	Ian Ilsley
	Name:	Ian Ilsley
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)