Form 10-K
period 2019-10-31
VENTURE VANADIUM INC.
filed 2020-01-27
CIK 1692981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2019

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-215459

VENTURE VANADIUM INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	1090 (Primary Standard Industrial Classification Code Number)	32-0507158 (I.R.S. Employer Identification Number)

One Oxford Centre

301 Grant Street, Suite 4300

Pittsburgh PA 15219

412-577-2499

info@venturevanadium.com

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Exchange Act
None

Securities registered under Section 12(g) of the Exchange Act None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☒       No o

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No o

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒       No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer o	Accelerated filer o	Non-accelerated filer ☒	Emerging growth company ☒	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o       No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   55,947,470 common shares issued and outstanding as of December 20, 2019.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $18,380

PART I

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

Historical Mineral Resources

This annual report contains estimates of historic mineral resources that we have not verified or relied upon for economic evaluation. Such estimates are labelled as historical mineral resources, and they do not refer to any category of sections 1.2 and 1.3 of the NI-43-101 Instrument such as “Mineral Resources” or “Mineral Reserves” as stated in the 2010 CIM Definition Standards on Mineral Resources and Mineral Reserves.

Summary

Venture Vanadium Inc., formerly known as Aura Energy Inc. and as Arcom (the “Company”) is focused on the evaluation and development of early-stage vanadium exploration opportunities. We were incorporated under the laws of the State of Nevada on September 26, 2016. We have only one officer and director who is Ian Ilsley. We were previously engaged in the production of wood-manufactured bow ties in China, Hunan Province. This activity has now ceased.

On June 12, 2019, we entered into an assignment agreement with Ian Ilsley to assign his rights and obligations under an option agreement (the “Option Agreement”) with Mr. Fayz Yacoub where Mr. Yacoub agreed to grant an exclusive option to acquire an undivided one hundred percent (100%) interest in and to 30 mineral claims in property representing 1,789.80 hectares (4,422.69 acres) situated in Quebec, Canada (the “Desgrosbois Property”).

Under the terms of the assignment agreement, we issued 50,000 shares to Ian Ilsley on June 21, 2019 and issued a further 50,000 shares ninety days thereafter in consideration for him having entered into the assignment agreement.

On November 22, 2019, we entered into the Amended and Restated Desgrosbois Option Agreement amending certain terms of the Option Agreement.  Under the Amended and Restated Agreement, we acquired a 100% title to the Desgrosbois Property in exchange for a $70,000 cash payment, the issuance of 1,000,000 shares and the grant of a two per cent net smelter return on all metals extracted from the Desgrosbois Property

On February 1, 2019, we filed a Certificate of Change with the Secretary of State of Nevada to effect a 12-for-1 forward split which increased the number of outstanding shares of common stock from 4,440,000 to 53,280,000.  Unless otherwise stated, share amounts presented in this annual report are reported on a post-split basis.

Market for Our Proposed Product

We are focused on the evaluation and development of early-stage vanadium and rare earth metal exploration opportunities. We do not presently market or sell any vanadium or other products. The most important use of vanadium is as an additive for steel. It is used for the production of rust resistant, spring and high speed tool steels. It is also added to steels to stabilise carbides.  Vanadium has also been shown to be an essential component of certain grid storage batteries, but large-scale production of such batteries has yet to occur. According to the Cision PR Newswire, the worldwide market for vanadium is poised to reach over US$26.4 Billion by the year 2025, with the use of vanadium in iron and steel production bringing in healthy gains and adding significant momentum to global growth.

Key factors driving the market growth include the accelerating demand for grid scale battery storage, the aviation and automobile industries.

Our current mandate is to identify, evaluate and develop early-stage vanadium exploration opportunities. Our viability and potential success lie in our ability to acquire, exploit, develop and generate revenue from mineral interests. The exploration of mineral deposits involves significant financial risks over a long period of time which even with a combination of careful evaluations, experience and knowledge may not be eliminated. It is impossible to ensure that proposed exploration programs will be profitable or successful. We might not ever generate revenues.

We have not generated any revenue from current operations since inception and do not expected to generate revenue for the foreseeable future as we engage in exploratory activities.

If we are not able to locate a viable mineral deposit, we would suffer a material adverse effect on our operations and we would be forced to cease operations or change them entirely.

Initial Project

We have titles to projects located on the Desgrosbois Property.  The property is located on map sheet 31J01 of the National Topographic System (“NTS”) of Canada . The Desgrosbois Property is located in southern Quebec in the regional municipality of Sainte-Agathe des-Monts, Terrebonne and Argenteuil townships. The Desgrosbois Property extents north-south between Highway 117 and the south-eastern shore of Lake Manitou. From there, it continues along an east-west direction overlying in part lakes Cornu, Long and de La Blanche.

The Desgrosbois Property is within 800 meters of the Ivry Property. We do not currently own titles to the Ivry Mine itself, but our license area covers the immediate surrounding area, and we discuss it in this report as we believe it is helpful in understanding Fe-Ti-V mineralization in the area. We cannot guarantee that the mineral deposits on the two properties will be similar or that reports on the Ivry properties will accurately predict mineralization on the Desgrobois Property. The Ivry Property consists of 30 contiguous mineral claims (polygons) for a total area of 1,790 hectares or 17.90 km2. The claim block is centered at coordinates 74.430º W Long. And 46.080° N. Lat. or UTM coordinates 544091m E and 5103135m N (NAD83; Zone 18N). In November 2019, the title to two claims hosting the Ivry mine lapsed, and a staking application to acquire these claims were made on behalf of Venture Vanadium. We are optimistic that we will obtain title to these claims in the coming week, which will result in our Desgrosbois property becoming 32 claims instead of 30 claims and for a total of 1,909.33 hectares or 19.09 Km2, but we might never obtain such titles.  The property is centred at coordinates 74.430º W Long. And 46.080° N. Lat. or UTM coordinates 544091m E and 5103135m N (NAD83; Zone 18N).

There are two past producing Fe-Ti mines within the confines of the Desgrosbois Property. The old Ivry mine is a horse shoe-shaped pit revealing a body of massive hemoilmenite (ilmenitite). A helicopter-borne magnetic survey completed in December 2007 revealed strong magnetic highs concentrated in the north-eastern corner of the Desgrosbois Property around the old Desgrosbois-Ivry deposits and to the south-western extremities. Strong magnetic lows appear in the vicinity of the old Ivry and Desgrosbois pits in the north-eastern portion of the Desgrosbois Property. These regions constitute targets for future exploration. According to the NI 43-101 technical report by Mr. Michel Boily, the 2007 helicopter survey reveals several exposures of massive veins and irregular bodies of magnetite±ilmenite located directly north of the Desgrobois mine.  There is also a sector within the Desgrosbois property that we refer to as the Titanium development sector as it had previously been drilled by Titanium Development Corporation.

Access to the Desgrosbois Property is via Highway 15 going north from Montreal for roughly 80 km until the Highway 15 changes into Highway 117. From there, there are numerous paved and gravel roads that crisscross the property site. Travelling 8.0 km NNW from the Highway 117/15 intersection, turn back at a crossing to re-engage Highway 117 in a SSW direction for 310 meters. The pit and the mineral occurrence, or showing, of Fe-Ti on the Desgrosbois property is situated just 40 to 50 m south of the roadside.

Access to the old Ivry mine, is also via Highway 15 to Highway 117.  About one kilometer after their intersection, turn left onto Chemin Renaud. 3.6 km later, arriving at a small bridge crossing over Lake Manitou, near the Ivry Townhall, take the Chemin du lac de la Grise road for 1.74 km. The ancient dirt path going to the old Ivry Mine can be seen on the south side of the road. The mine is located 380 m to the south.

The nearest major town to the Desgrosbois Property is Sainte-Agathe-des-Monts (pop. 10,223), which is situated only 5 km SE of the main Ivry showing. It harbors a hospital, commerce and restaurants. This region of the Canadian Shield, the Lower Laurentians, is a well-known summer and winter resort area. There are numerous summer houses and camping grounds dispersed around the many lakes and rivers surrounded by rolling hills. During winter, cross-country and alpine skiing are the main economic activities of the region as well as snowmobile rides. Montreal (pop. 1,705,000) located just 80 km south of Sainte-Agathe-des-Monts can provide all the technical expertise, manpower and resources necessary for the development of a mining property.

History of the Desgrosbois Property

The first serious geological and metallogenic investigation of the Ste-Agathe-des-Monts and St-Jovite regions is that of F.F. Osborne (1936) who described and mapped the geology of the Morin Complex, a 2,500 sq km batholith complex emplaced into the crust of Quebec, in particular and proceeded to establish an inventory of the mineralized zones of the area, which includes the Desgrosbois property. J.I. McGerrigle (1961, 1962) systematically mapped a region corresponding to part of the NTS sheet 31J01 in the Beresford

Township. The area includes the old Ivry and Desgrosbois mines and covers exclusively the anorthosites of the Morin Complex. Rose (1969) provides a geological summary of the Fe-Ti deposits occurring within the Morin Complex anorthosites. A wealth of petrological, geological and structural studies concern directly the Morin Complex (see Martignole and Shriver, 1970; Emslie, 1975 and Doïg, 1991). In particular, Emslie’s report gives a detailed description of the prevalent rock types of the Morin Complex. We can only interpret the drill log in a general way without spatial constraints. In general, the core stratigraphy reveals zones of hemoilmenite (ilmenitite) layers reaching in some cases 20 to 30 meters in apparent thickness alternating with zones of disseminated ilmenite injections.

The Desgrosbois Deposit

1913 - The Desgrosbois deposit was discovered in 1913 by Dulieux (1913) who collected samples from lot 39 and 40 (Range VI, Argenteuil Township) and later submitted them to chemical assaying and beneficiation.

1949- The Desgrosbois Property was acquired by Pershing Amalgamated Mines Ltd. which carried out a systematic dip needle survey. That company opened a small pit on the northern flank of a small hill in lot 39, 80 meters from Road 117. The pit is 55 meters long and 40 meters wide.

1950- R. Leblanc reported historical mineral resources of 30,000 tons per vertical feet on lots 40 and 41 and 16,000 tons per vertical feet on lot 39 (Bourret, 1958).

1952- A detailed magnetometer survey was conducted over lots 38 to 41. Two strong magnetic anomalies were detected. A circular anomaly with a diameter of approximately 225 meters, situated in lot 39 and in the west part of lot 38, extended south and east of the open cut. The other anomaly was located on a rise on the west side of a swamp opposite to the open pit.

1953-1958- Laboratory tests and beneficiation of ore samples were conducted. A 1955 report produced by N. Soludocha evaluated the commercial utilization of titaniferous magnetite detailing the production costs and the design of the projected plant and equipment. In 1956 grinding tests were performed by Aerofall Mills Co. (Ensio, 1956; GM 05103C). We have accurate information relative to the location of the core holes drilled during the 1958 campaign at the old Desgrosbois mine. All DDH are vertical and reach thicknesses ranging from 40 to 80 meters. The core sections illustrate massive magnetite-ilmenite zones reaching 50 meters in thickness with subordinate sections of disseminated mineralization commonly occurring within the first 30 meters of core. The overall impression of the mineralization is of a subhorizontal mass comprised in a 220 x 110 meter area with a thick N and NW section near the old Desgrosbois pit tapering gradually toward the southeast. A subhorizontal section of disseminated magnetite-ilmenite mineralization is present in the first 30 meters. The histograms of the Fe (wt. %) and TiO2 (wt. %) assays extracted from the core logs of Hendricks (1958; GM 11645), indicate similar skewed shapes reflecting the dominance of massive titanomagnetite sections. Average concentrations of the Desgrosbois mineralization are: 37.5±7.6 wt. % Fe and 10.20±2.34 wt. % TiO2. Hendricks (1954) established a calculation that indicated historical mineral resources of 5.523 Mt of ore grading 40.82 wt. % Fe and 10.99 wt. % TiO2 with an average thickness of 30 meters. The ore zone lies in an elliptical shaped area with long and short dimension of 300 and 200 meters respectively.

1959-1960 - Lumau Mining Corp. acquired the mining rights on the Desgrosbois Property and adjacent claims on which a ground-based magnetometer survey was conducted (Hendricks, 1960; GM 11645). Brossard (1960; GM 10250) collected 20 samples around the Desgrosbois pit in the southern part of lot 39, range V. The assay results produced an average of 31.96 wt. % Fe and 8.47 wt. % TiO2 while the massive material went as high as 45.5 wt. % Fe and 11.2 wt. % TiO2.

1968-1970 - Nine DDH were drilled at the periphery or in the center of the Desgrosbois pit, while three other holes were placed on the northern side of Highway 117 in lot 38, range VI on what was called the Yates-Hanckock property (Anonymous, 1968; GM 23497 and Anonymous, 1971; GM 26675).

2019 – Date – In January 2019, an updated N43-101 report was completed by Michel Boily who produced an earlier report on the licenses. A copy of this N43-101 is available on our website. In September 2019, we commissioned On Track Exploration (OTE), an entity controlled by the then owner of the titles that were the subject of the report, to engage the Geogenius Exploration Consulting team to assess the Fe-Ti-V metalliferous potential of these properties in the Sainte-Agathe-des-Monts area, Quebec, Canada.

The purpose of this exploration campaign is to describe the previous work done and to present new sampling results with an emphasis on vanadium potential. All of the work consists of a site visit, geological geophysical anomaly reconnaissance, drone aerial photography, identification of old boreholes, sampling in the areas of interest, positioning with exact samples, cutting of samples for metallogeny and preparation of sampling maps.

The consulting] team consisted of geologists Stewart Jackson (PhD, P.Geo, Q.P.), a senior consultant to Venture Vanadium, Inc., Fayz Yacoub (P.Geo, President of On-Track Exploration Ltd. and the then owner of the titles on the Desgrobois property), and author Jocelyn Pelletier (Msc, P. Geo, independent consultant geologist). The field assistants were experienced geo-technicians, Jean- Claude

Ligot and Sean Lecler. For access logistics, the team was based in Sainte-Agathe-des-Monts, and the trip was done by SUV pickup truck.

The fieldwork was carried out the last week of August 2019, the samples were prepared on August 31 and in September 2019, and the maps and the report were produced during the months of September and October 2019. On September 11, 2019, a due diligence visit was done by Ian Ilsley (President of Venture Vanadium Inc.) and Jocelyn Pelletier.

In connection with the September 2019 visit, the following procedures were applied:

1) Exploration methods

Exploration activities were conducted at all times under the supervision of a geologist member of Canadian professional order. The location of reconnaissance activities was done using maps from previous work, GPS (Garmin GPS-62), aerial imagery from Google Earth and drone. The stripping work was light as it was done by hand. Many drill hole casings were found during the reconnaissance survey in the mineralized area.

For quality assurance and quality control, all the sampling activity was done under my supervision as qualified and independent person. All of the samples were collected by Jocelyn Pelletier or Sean Leclerc. Independent consultants took representative samples. All samples were identified, reviewed, photographed and packaged under my supervision during the preparation of sending samples. Throughout the stay the samples were kept under lock and key in my vehicle and the samples were sent by myself to the shipping center, where the samples were delivered directly to the Chimitec laboratory in Val d'Or, Quebec.

2) Sampling work

A total of 45 samples were collected for all areas of the mineralized showings. Most of samples were chip samples (20 to 60cm) crosscutting the mineralized zones, but they should be considered as continual non-selective samples. The mineralized area shows ore zones with variation of concentration of mineralization with podiform/pockets shape at small scale, but can be considered homogeneous composition at large scale.

Below is the subdivision of the sampling:

-  25 samples in the Desgrosbois sector, including 22 in the mine pit.

-  19 samples in the Ivry-East area.

-  1 sample in the Titanium development sector (see figure 4 below)

Three (3) maps were produced with sampling made this September 2019. Samples are located with a precision of ±1m, based GPS location and physical position with an aerial image made by a drone flying at 120m altitude. The maps produced cover these areas:

Desgrosbois mining pit (22 samples) – figure 1

Desgrosbois North (3 samples) – figure 2

Ivry-East (19 samples) + Titanium development (1 sample) – figure 3

Sampling maps provide the mineralized trends and grades for each area (see below).

Figure 1

Figure 2

Figure 3

Figure 4 - Location and land superficies covered by claim block of Desgrosbois Property

Property Potential

1) Desgrosbois Deposit

We believe that Desgrosbois is the sector that shows the greatest potential, because the pit of the old mine on the surface shows the mineralization of gabbro rich in Fe-Ti-V oxides. The gabbro seems to form bands and podiform zones in the anorthosite. From surface and old documentation of the drilling, the mineralized bodies forms accumulation of massive (40-80%) magnetite-ilmenite (figure 11) in orthopyroxene rich zone, bordered by a diffusion halo (1-15%) of iron oxides in the anorthosite. Magnetite-ilmenite forms crystals size of 1-8mm in the gabbro zone, while 1-2mm in the mineralized halo in the anorthosite surrounding the gabbro zone.

The Desgrosbois deposit has had 21 holes (3,910 feet) drilled in it which along with surface mapping and magnetic surveys of about 100 acres, In 1953 an estimate of 5.527 Mtons of massive high-grade iron ore- titanium on (anomaly A) grading 40.81% iron and 10.99% titanium dioxide (figure 11). There is also a halo of 1.051.Mtons of disseminated material grading 25.67 % iron and 6.66%

titanium dioxide around the high grade zone. Another highly magnetic body (anomaly B) measuring 182m (600 feet) length by 15.2-45.7m (50-150 feet) width tested by one drill hole intersected 12.2m (40 feet) of iron ore –titanium mineralization grading 44.73% iron and 11.56% titanium dioxide.

2) Titanium Development Deposit

The Titanium development sector of the Desgrosbois property, located approximately 500 meters to the south east of the Ivry Mine, shows only one outcrop on the surface, i.e. an anorthosite with low iron oxide release. Several drill casings testify to soundings, which are the only tools for understanding the body mineralized below. According to these ancient, drilling works the mineralization would be hematite, so a more oxidized expression of the mineralization. As for the vanadium grades, we do not know the mineralization results, because we do not have any drilling samples and, because they are made of hematite, we cannot predict the grades.

In 1958, a total of 1,228m (4,029 feet) of diamond drilling was drilled by Titanium Development Corporation and an estimate of 2.869 Mtons grading 38.5% iron and 30.84% titanium dioxide was delineated as drill indicated reserves for open pit mining method to the deposit.

The Ivry Deposit

We do not own titles to the Ivry Property but discuss it in this report as we believe it is helpful in understanding Fe-Ti-V mineralization in the area as the Desgrosbois Property is linked to the Ivry Property claims. We cannot guarantee that the mineral deposits on the two properties will be similar or that reports on the Ivry properties will accurately predict mineralization on the Desgrobois Property.  Additionally, a staking application to acquire these claims were made on behalf of Venture Vanadium. We are optimistic that we will obtain title to these claims in the near term,

1910-1918- The Ivry ilmenite deposit was opened in 1910. From 1912 to 1918, when production terminated, a total of about 16,000 tons of ilmenite ore was shipped to the Titanium Alloy Company of Niagara Falls, New York for use in the manufacture of ferrotitanium, a deoxidizer of steel (Rose, 1969).

1951-1952 - The results of a magnetic survey performed by R.J.M. Baxter, which suggested that the Ivry deposit extends to the east by outlining a magnetic zone 2790 m2 in extent, has been described by Leblanc (1951; GM 01119). The latter also refers to a magnetic separation test and assays for Ti and Fe performed by the American Smelting Company. In 1952, Hagan (1952; GM02057) put forward a detailed plan for open pit development of the old Ivry mine. A geophysical survey of the Ivry site was conducted by Geo-Technical Development Co. along NS traverse lines for a total of 8.34 km (Hough, 1952; GM 01726).

Titanium Development Corporation conducted a drilling program southeast of the deposit in the eastern half of lot 36 and in lot 37. The location of the drill holes fall within a well-defined negative magnetic anomaly detected from a heliborne geophysical survey conducted in December 2007. The drilling program consisted of 16 holes totaling of 1228 m of core. The azimuth and plunge (45º) of each DDH is known from the report of Hough (1952), however the exact location of each hole is unknown so we can only interpret the drill log in a general way without spatial constraints, In general, the core stratigraphy reveals zones of massive hemoilmenite (ilmenitite) layers reaching in some cases 20 to 30 meters in apparent thickness alternating with zones of disseminated ilmenite injections. There are numerous barren anorthosite zones of moderate apparent thickness (e.g. 10 cm to 5 meters) appearing throughout the mineralized column. The apparent depth reached by the 16 holes varies from 40 to 175 meters which corresponds with a plunge of 45º to real thicknesses of 28 to 124 meters. A histogram of the TiO2 (wt. %) assays extracted from Hough (1952). The compilation relates only to massive and disseminated ore. The skewed shape of the histogram reflects the variation from disseminated to massive ore. However, the average TiO2 concentration is high: 29.6±5.3 wt. %.

Hough (1952) established an evaluation for the Titanium Development Corporation that produced historical resources of 2.95 Mt averaging 30.84 wt. % TiO2 and 38.5 wt. % Fe. This figure represents material grading in excess of 30 wt. % TiO2 taken to a depth of 100 m below the surface.

1958-1959- McGerrigle (1962) mentioned that in 1958, 58 DDH totaling 1103 meters were drilled in the eastern part of lot 38. The report does not state the name of the company for which the core drilling was done.

1975 - An extensive study concerning the development of the bulk leach system for the recovery of low-residual titanium dioxide from titaniferous ores was carried out for the Ministère des Richesses naturelles du Quebec in 1975 by International Titanium Development. The report also delved on the beneficiation of ore by magnetic separation, gravity separation, flotation of sulfides from the ore, electrostatic separation, ore leaching and hydrolysis of TiO2.

2007- A helicopter-borne magnetic geophysical survey of 400 line-km was flown over the Ivry Property by GPR Géophysique Inc. on behalf of Trijet Mining Corp. Results from the helicopterborne magnetic survey conducted over the Ivry Property are illustrated by the Total Magnetic Intentsity (TMI) maps (Figures 6, 7) (Boily, 2009). The TMI displays apparently a complex pattern of magnetic highs and lows, the former concentrated in the northern area of the old Ivry- Desgrosbois Property. The strong magnetic highs are found in the northeastern corner of the property around the Desgrosbois deposit and to the southwestern extremities. Gabbroic bodies correspond to strong magnetic highs on the maps. Oriented linear or curved features underlined by moderate magnetic highs could corresponds to bands or layers of fine- grained mafic or gabbroic anorthosite or gabbroic lenses that may constitute more than 10% of the rock exposures in certain domains of the Morin Complex (see McGerrigle, 1962). The magnetic lows mainly occur in the vicinity of the Ivry and Desgrosbois pits. The regions revealing strong magnetic lows (TMI) or important negative First Vertical Derivative (FVD) values were interpreted as an indication of Fe-Ti oxide mineralization at depth principally composed of hemoilmenite or ilmenite (Boily, 2009).

2008 - Abitibi Geophysics Inc. (Boulanger and Cifuentes, 2008) completed a ground based gravimetric survey along a grid established in the vicinity of the old Ivry mine. The results of the ground-based gravity survey conducted in the area surrounding the old Ivry pit are presented in the form of Bouguer Anomaly map. The map reveals anomalous areas corresponding to rock bodies with higher densities than the surrounding anorthositic background (2.74 g/cm3). The gravity survey suggests that the excess mass may correspond to densities of 4.1 g/cm3 a composite of ilmenite and magnetite ore. They are in close spatial association with positive and negative anomalous zones detected by the airborne mag survey.

A three-dimensional geophysical inversion model was completed to estimate a net tonnage of the ilmenite-magnetite-rich bodies by choosing a density contrast threshold of 0.3 g/cm3 (mixed rock of anorthosite and ilmenite±magnetite mineralization) and of 0.5 g/cm3, (corresponding to a density interval of 3.24 to 4.09 g/cm3, showing the more dense rock). Boily (2009) devoted six days on the western end of the property exploring and collecting samples of Fe-Ti mineralized rocks as well as sampling the principal host lithologies. A prospector was hired for three days to roam and to collect samples from two principal “hot zones” that were most susceptible to contain Fe-Ti mineralization. These areas were outlined by the location of the airborne magnetic anomalies outlined by Abitibi Geophysics and the recognition of Fe-Ti mineralization by the author and as well as by McGerrigle (1962). Samples from the old Ivry pit, four of these samples represent the hemoilmenite mineralization (ilmenitite) and two of the anorthosite gangue were collected by Boily (2009) and the chemical analyses were compared to that of published assays from the Ivry ore sampled since the early 1900’s.

Two anorthosite specimen, one containing disseminated hemoilmenite (MBIV07-08), were also analyzed. The samples from the Desgrosbois mine come from the pit walls and are typical of the gabbroic anorthosite (leuconorite) of the Morin Complex. The west Ivry sampled area was within boundaries delineated to the north by a NE-SW oriented line following lakes Brazeau, Nelly and Caché and to the south by the Chemin des Lacs road. The Fe2O3T concentrations vary from 14.94 to 33.31 wt. % with an average of 19.77±5.76 whilst TiO2 ranges from 2.74 to 6.12 wt. %, averaging 4.15±1.02 wt. %. The most interesting assay values are provided by two samples collected from outcrops located west of Lake Brazeau with Fe2O3T concentrations of 24.16 to 33.13 wt. % and 5.17 to 6.12 wt. % TiO2. From the North Desgrosbois zone, the best samples representing the massive ore, DG0804 and DG0805, contain 65.77 and 67.91 wt. % Fe2O3T with 14.45 and 11.20 wt. % TiO2 respectively. The high concentrations of Fe2O3T in the massive ore can be correlated with those obtained for the 1958 drill core south of the Desgrosbois pit. The North Desgrosbois zone massive ore samples carry relatively high V2O5 concentrations (0.28-0.35 wt. %) which are slightly lower than those quoted by Boily (2009) for the Ivry massive ilmenite ore (V2O5=0.48-0.51 wt. %). These results also confirm the unexplored potential of the Desgrosbois Property for economic vanadium mineralization.

2019 – Date – To be read in conjunction with the sampling data in Table 1 above. We do not own the Ivry mine, but include this information the Ivry deposit is adjacent to the Desgrosbois deposit, and as such we believe it is helpful for understanding Fe-Ti-V mineralization in the area. Additionally, A staking application to acquire these claims were made on behalf of Venture Vanadium. We are optimistic that we will obtain title to these claims, are currently being acquired by by Venture Vanadium Inc. The walls of more than 8 meters in height show massive oxide bodies, rather tabular and horizontal.

The Ivry Mine is a past producing mine with a production records of 163,000 tons at 47% Fe and 19 % TiO2. Four mineralized zones were delineated by the drilling for a total of 9,530 tons/vertical foot.

Open pit potential for iron ore was the main focus at the time of discovery and the economic potential for titanium was totally ignored thus, tonnage and grade for underground potential never been in the exploration plan and accordingly deep exploration holes never been drilled in the past to investigate the down extension of all three deposits.

Ivry-East is also a potential area, as mineralization forms massive magnetite-ilmenite mineralized bodies that extend into the Ivry mine pit. The shape of the bodies is distinguishable only on a single stripping and some outcrops and seems to show tabular lenses slightly puddled body. There appears to be a link between the orientation and dip of the ore bodies of the Ivry mine and those of the Ivry-East extension.

Metallogeny

Whether from the old mine pits or from the drill holes, we believe that the mineralized bodies seem to form horizontal and tabular lens bodies surrounded by Fe-Ti dissemination halo in the Morin anorthosite. The mineralization is made of Fe-Ti-V oxides, mostly magnetite-ilmenite for the Desgrosbois mine and the Ivry mine. Whereas some mineralized zones are described as hematite and titanite ore in drilling performed in the Titanium development zone, oxidation of the oxide formation would have varied over time, and perhaps even as a function of the depth of crystallization of the magma, meaning that Hematite ore could be under-estimated when it does not create electromagnetic anomalies.

Assays show a clear correlation with iron and vanadium, which validate the hypothesis of substitution in magnetite. There is good correlation with high grade iron ore and titanium. There is an opposite correlation between silicate and high-grade iron-titanium ore.

The sampling seems to show a correlation between Ti and iron, where all the mineralized samples contained important concentration of magnetite and ilmenite. It is known that magnetite can have the substitution of Fe for V in its mineralogical structure. On the other hand, the structure of ilmenite does not show a metal ion substitution of Ti or Fe.

Geological Setting

The Desgrosbois Property is composed of 98% true anorthosite that belongs to anorthosites of the Morin Complex known as the Mauve Facies of the western domain. The anorthosite contains < 10 % of mafic minerals, the gabbroic anorthosite 10 to 22.5%, the anorthositic gabbro 22.5 to 35% and the gabbro > 35% (McGerrigle, 1962). The true anorthosite is commonly purplish in color, with frequent grayish varieties  It is generally massive, although we observe gneissic structures in certain outcrops. The anorthosite is a coarse-grained rock which is crosscut by thin dykes of a fined grained variety. Vitreous plagioclase and pyroxene phenocrysts reaching 15 and 25 cm respectively give a porphyritic texture to the rock. The anorthosite is composed in majority of plagioclase feldspar (andesine to labradorite). The pyroxenes hyperstene and augite are the principal ferromagnesian minerals accompanied by smaller contents of biotite and hornblende. These mafic minerals may locally form segregations reaching 2 meters in thickness. Quartz composes less than 3 % of the rock and is probably secondary (McGerrigle, 1962). The principal accessory and alteration minerals are apatite, chlorite, calcite, sericite and pyrite with occasional scapolite, schorlite and spinel. Hemoilmenite is always disseminated but generally constitutes less than 2% of the rock. However, hemoilmenite may be abundant in the irregular bands and finer-grained mafic anorthosites, reaching more than 10% of the rock. These bands are mostly observed to the west and northwest of Lake Manitou.

As the proportion of ferromagnesian minerals increases, the anorthosite changes into a gabbroic anorthosite, anorthositic gabbro (leucogabbro) and gabbro. The gabbroic rocks are generally more fined-grained than the anorthosite and we can observe a crude to well-developed gneissic structure. These gabbroic rocks vary from purplish to pale grey in color and contain hemoilmenite, quartz and apatite with occasional garnet.

Structure

In certain areas, the anorthosite reveals a primary foliation defined by alternate layers of different granulometry or by irregular bands of mafic minerals and large plagioclase phenocrysts. This foliation is generally EW-oriented, except along the western limit of the ancient property where it strikes NW-SE. The dips are generally steep, although they may become shallow-dipping (<30º) or remain almost subhorizontal. A secondary steeply-dipping, EW secondary foliation is underlined by the mylonitization of the anorthosite. In certain areas, it crosscuts the primary structures while in others it is parallel to it. The anorthosites are characterized by a well developed diaclase system. Some diaclases are oriented EW and subvertical while others are steeply dipping and show orientations varying from NS to NNW.

Deposit Type

The numerous deposits of vanadium-rich titaniferous magnetite, magnetite-ilmenite-apatite and massive ferroan ilmenite in the Grenville Province of Quebec are known since the 1850s. In general, the deposits occur as tabular intrusions, stocks, sills or dykes in anorthosite massifs. Locally, they consist of stratiform mineralization in layered segment of anorthosite massifs or in layered mafic intrusions (Corriveau and Perreault, 1999). The old Ivry and Desgrosbois deposits belong to the magmatic disseminated Fe-Ti oxides (Timagnetite and ilmenite) type hosted in anorthosite or mafic intrusions. The Fe-Ti mineralization is either distributed as disseminated grains or concentrated in layers in the host anorthosite and associated rocks (e.g. leuconorite, gabbro, and norite). The mineralization is composed of Tipoor magnetite or titaniferous magnetite, with ilmenite, subordinate amounts of Fe-rich spinel (hercynite) and ferromagnesian silicates and plagioclase. The emplacement of these massive Fe-Ti-rich rocks is attributed to an oxide-rich liquid derived from a parental oxide-rich norite, ferrodiorite or jotunite magma emplaced either as a crystal mush or in solid state during the crystallization and cooling of anorthosite massifs (Force, 1991; Duchesne, et al., 1999 and Lindsley, 2003). Oxide ores, whether titanomagnetite or 3399 hemoilmenite, can form by gravitational accumulation from a ferrogabbro parent magma, and by extension, from ferrodiorite. It is proposed that extensive oxide orebodies are consistent with settling and sorting of dense Fe-Ti oxide crystals in a magma chamber (Pang et al., 2008).

Future Acquisitions

Although we are seeking to expand in the vanadium and related battery metals market and are constantly seeking additional opportunities, we do not currently have any agreements to acquire additional properties.

Office Facilities

With effect from July 1, 2019, we entered into a lease for a small office space located at One Oxford Center, 301 Grant Street, Suite 4300, Pittsburgh PA 15219. The lease contract was signed for a six-month term and was extended for an additional one-year term thereafter. Our rent expense was approximately $7,230 in our fiscal year ended October 31, 2019.

Competition

The mineral exploration sector is extremely competitive. We compete with many other exploration companies looking for minerals such as 3PL and American Battery Metals. Being a junior mineral exploration company, we compete with other similar companies for financing and joint venture partners. Additionally, we compete for resources such as professional geologists, camp staff, rental equipment, and mineral exploration supplies.

Our Strategy

Our goal is to continue testing soil samples at the Desgrosbois Property, to make a determination as to whether sufficient mineral deposits are present to make the development of the land viable as a source of revenue through the mining and production of vanadium and titanium. Although our testing might not prove successful in detecting vanadium deposits, we believe we can accomplish our goal by implementing the following 24-month business strategy:

●	continued management of the Desgrosbois Property asset,
●	database and geographic information system (GIS) construction,
●	advance our geological testing of the Desgrosbois Property,
●	begin the regulatory approvals process,
●	conduct environmental impact tests and prepare reports in preparation for the approvals process and
●	develop plans for mining and exploration of the Desgrosbois Property

Within the next two years, we intend to explore and develop the property as follows:

•compile and evaluate the previous database. The property data consists of geological, geochemical, and geophysical surveys. The database represents the exploration work conducted on the property area between 1952 and 2004. At that time titanium and vanadium were not the main focus;

•undertake a detailed geological study to determine more precisely the extent and the grade of Ti-Fe-V mineralization;

•produce a 3D model from historical data, to determine the shape, volume and approximate content of the ore body of each area of interest to give an idea of the potential of these.

•continue drilling and bulk sampling the main target areas in order to confirm previous results and to outline the full extent of the Ti-Fe-V mineralization. Reproduce the most successful historical drill holes in order to establish a level of confidence with these historical data;

•design exploration adits and pits for a bulk sampling program;

•recast detailed drilling and reserve estimates using geological information such as drill intersections and grade, drill spacing, the depth of mineralization, method of sampling, drilling method and consistency of mineralization;

•undertake metallurgical test work to establish the best process for separating the vanadium, titanium and Iron from the mineralized ore material;

•use the 3D model and geophysics to define the next targets of interest, in order to enlarge their volume; and

•make a preliminary assessment of feasibility with emphasis on the economics of the project.

Raw Materials

The raw materials for any of our exploration program will include camp equipment, hand exploration tools, sample bags, first aid supplies, groceries and propane. All of these types of materials are readily available from a variety of suppliers. If heavy machinery and qualified operators are required, we intend to contract the services of professional mining contractors, drillers and geologist.

Dependence on Major Customers

We do not currently have any customers as we are in the exploratory and soil sampling phase of our business plan.

Intellectual Property

We have no intellectual property such as patents or trademarks.

Government Controls and Regulations

Our business is subject to various levels of government controls and regulations, which are supplemented and revised from time to time. However, we are unable to predict what additional legislation or revisions may be proposed that might affect our business or when any such proposals, if enacted, might become effective. Such changes, however, could require increased capital and operating expenditures and could prevent or delay certain operations by us.

The various levels of government controls and regulations address, among other things, the environmental impact of mining and mineral processing operations. With respect to the regulation of mining and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various components of operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mining properties following the cessation of operations and, may require that some former mining properties be managed for long periods of time.

We are currently in the early exploratory phase of our operations. Should our exploration and testing for vanadium deposits make mining viable, we will begin forming a plan for mining operations to extract such vanadium deposits for commercialization. Mining is a highly regulated industry in the United States and Canada and requires several permits and approvals from various government regulatory bodies on local, state and federal levels. Should we decide that mining operations is commercially viable, there can be no guarantee that such permits and approvals will be granted, which would have a materially adverse effect on our operations.

Costs and Effects of Compliance with Environmental Laws

We currently have no costs to comply with environmental law. However, should we progress in our business plan and decide that mining of vanadium deposits is commercially viable, we will be subject to various environmental laws and regulations on both a federal and state level, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated properties. While our business is still in its early stages of its ongoing compliance with such laws and regulations is important consideration for us. Key aspects of our operations are subject to these laws and regulations. In addition, we incur substantial capital and operating costs in our efforts to comply with them.

Expenditures on Research and Development during the Last Two Fiscal Years

Since October 31, 2017, we have not spent any funds on either Company-sponsored research and development activities or customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services, or techniques.

Risks We May Face and Other Information

RESEARCH AND DEVELOPMENT EXPENDITURE

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

On May 29, 2019, we entered into a split-off agreement (the “Split-Off Agreement”) with Hui Liu Ping, our then current sole director and officer, and Ian Ilsley, our Secretary (and now our sole director, President and Treasurer), pursuant to which we sold all of our assets and properties in exchange for her acquisition of all of our debts, adverse claims, liabilities, judgments and obligations.  The assets and liabilities assumed by Ms Ping under the terms of the split off agreement consisted of  our assets totaling approximately $32 and our liabilities consisted of $36,773 of related party loans.    The obligations under those related-party loans were assigned to Ms. Ping as part of the assignment of liabilities.  Our assets comprise an option to acquire a 100% interest in over 30 mineral claims (The Desgrosbois Property) representing 1,789.80 hectares (4,422.69 acres) situated in Quebec. We are no longer a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. On November 22, 2019, we reached agreement with the owner of the 30 minerals claims optioned to us known as the Desgrosbois Property to make a one-off payment to him in order to exercise the option to purchase the claims and transfer them into 100% to our ownership immediately. The claims are now registered in our name.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

EMPLOYEES AND EMPLOYMENT AGREEMENT

We have no employees, except our chief executive officer and sole director Ian Ilsley, as of the date of this report. Ian Ilsley currently devotes approximately 30 hours per week to company matters. As our business and operations increase, we will assess the need for full-time management and administrative support personnel.

Item 1A.  Risk Factors

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Report. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to our Business and Industry

We are a development stage entity and are thus subject to the risks associated with new businesses.

We only recently altered our business plan and changed our name from Aura Energy, Inc., a wood bow tie manufacturing company, to Venture Vanadium Inc., a company with the intent on conducting mining and mineral exploration, primarily in the business of exploration and mining of vanadium. We are still in the testing and sampling stages in our work program to develop and mine vanadium from the Desgrosbois Property. As such, we are a development stage, “start-up” company with no history of revenue-generating operations in the business of minerals exploration. Therefore, we are, and expect for the foreseeable future to be, subject to all the risks and uncertainties inherent in a new business, in particular new businesses engaged in the exploration and mining of mineral resources. We must establish many important functions necessary to operate a business, including conducting soil sampling and borehole testing, obtaining and maintaining the necessary regulatory approvals and permits to further our exploration and, eventually, should our exploration prove successful, to begin mining vanadium, should such deposits exist on our properties, and to establish a managerial and administrative structure and an internal infrastructure for our compliance with various local, state and federal environmental laws and regulations.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in their pre-revenue generating stages, particularly those in the exploration and mining of vanadium. Potential investors should carefully consider the risks and uncertainties that a new company with no operating history will face. In particular, potential investors should consider that there is a significant risk that we will not be able to:

●	implement or execute our current business plan, or that our business plan is sound;
●	maintain our anticipated management team who are key to the successful implementation of our business plan;
●	raise sufficient funds in the capital markets or otherwise to effectuate our business plan;
●	volatility of global prices of raw materials and vanadium
●	the nature and extent of future competition in our principal markets;
●	risks relating to the estimation of our reserves of vanadium;
●	changes in governmental regulations;
●	determine that the processes and technologies that we have developed are commercially viable.

If we cannot execute any one of the foregoing, our business may fail, in which case you would lose the entire amount of your investment in our Company.

In addition, we expect to encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors for which we cannot foresee and/or plan for. Should our exploration efforts prove successful, we will need to transition from a company with a focus on exploration to a company capable of supporting mining activities. We may not be able to reach such a point or make such a transition, which would have a material adverse effect on our Company.

If we do not obtain additional financing, our business may be at risk or execution of our business plan may be delayed.

As of the date hereof, we have raised our operating funds through contacts, high net-worth individuals and strategic investors situated in the United States and Cayman Islands. We have not generated any revenue from operations since inception. We have limited assets upon which to commence our business operations and to rely otherwise.  At October 31, 2019, we had cash and cash equivalents of approximately $184,938.  We anticipate that over the next 24 months we will require approximately $1,000,000 to continue operations as planned. As such, we will have to raise additional funds to implement our business plan. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. Such funds may not be available to us or may not be available on terms that are commercially acceptable,  If we are unable to raise sufficient funds, we will be forced to scale back or cease our operations.

Our limited operating history makes it difficult for you to evaluate our business to date and to assess our future viability.

Currently, our only operations consist of soil sampling to explore the possibility of vanadium deposits in the Desgrosbois Property. We only recently acquired the titles to the assets related to this business opportunity. Our current business plan is relatively new and might not be successful. Further, our new line of business is vastly different than that of our predecessor company, Aura Energy, Inc. (formerly Arcom), so our previous filings under our predecessor’s name and business plan cannot be used to predict the future viability of our Company and the assumptions utilized to prepare those reports are no longer valid. We have had only limited opportunities to demonstrate our success in conducting testing (though our results are limited and cannot yet be relied upon). We have no history of being able to (i) obtain the necessary regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, (ii) prepare for and conduct mining activities or (iii) formulate sales and marketing strategies necessary for commercialization. Consequently, any predictions made about our future viability or ability to accomplish our business goals may not be as accurate as they could be if we had a longer operating history.

We might never generate revenue or achieve or maintain profitability.

We have experienced net losses since inception. As of October 31, 2019, we had an accumulated deficit of $223,691. We expect to make significant future expenditures related to the development and expansion of our business, including conducting testing to both obtain the necessary regulatory approvals as well as to understand the viability of our goal of mining the Desgrosbois Property for vanadium deposits, if such deposits exist. If our revenue declines or fails to grow at a rate faster than our operating expenses, and we are unable to secure funding under terms that are favorable or acceptable to us, or at all, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We might never achieve profitability in the future and, even if we do become profitable, we might not be able to sustain that profitability.

It will be necessary for us to secure additional funding in connection with our continuing operations. If we are unable to raise capital when needed, on attractive terms, or at all we could be forced to delay, reduce or eliminate our development programs or commercialization efforts, and our business might fail.

There is significant doubt regarding our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

We might not be able to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the fiscal year ended October 31, 2019 with respect to this uncertainty. Accordingly, our ability to continue as a going concern will require us to seek alternative financing to fund our operations. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

Our decision to exercise the option to purchase the titles to the Desgrobois properties was partially based on a non-indepednet assessment of the property to which the titles related.

In September 2019, we commissioned On-Track-Exploration to assess the Fe-Ti-V metalliferous potential of the Desgrobois and Ivry properties. At the time the assessment was made, the President of On-Track-Exploration, Mr. Yacoub Fayz, was the owner of the titles that were the subject of the assessment and that we had an option to buy and which option we subsequently exercised.  While we believe that the assessment is not misleading, we recognize that it is not independent and that there is a potential conflict of interest resulting from the same person controlling the entity commissioned with the assessment and owning the titles that were the subject of the commission.  If this conflict of interest affected the assessment, the properties that are the subject of the title could have less mineral deposits than we were led to believe at the time of the assessment.

All of our properties are in the exploration stage. We might not establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot generate any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral exploration and development is subject to extraordinary operating risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our Company.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our Company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of vanadium and/or associated byproducts. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

We are subject to corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We must comply with corporate governance requirements under the Sarbanes-Oxley Act of 2002 and the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010, as well as additional rules and regulations currently in place and that may be subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future. We are required to include management’s report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to remain substantial, and we may be unable to fully comply with such laws, rules and regulations, which in turn could harm our reputation, the trading in our Common Stock, our ability to operate and our results of operation.

There are limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our Company.

Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company. Given the size of our Company and the limited number of fulltime employees that we have employed, there are presently and may in the future continue to be limitations on the effectiveness of our internal controls. Moreover, we do not expect that disclosure controls or internal control over financial reporting will prevent all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially and adversely impact us.

We depend on our sole officer and director and will need to hire and retain additional personnel.

We have one officer, Ian Ilsley, who is also our sole director.  The loss of any of Mr. Ilsley would have a material adverse effect on our business, financial condition or results of operations. We do not currently maintain key-person life insurance for him.

Our ability to continue to explore and develop our mineral concessions, in large part, depends upon our ability to attract and maintain qualified key personnel. There is competition for such personnel, and we might not be able to attract and retain them. We may not be able to find qualified geologists and mining engineers on a timely basis or at all to further expand our business plan. Furthermore, if we are able to find qualified employees, the cost to hire them (and then retain them) may be too great as there may be other opportunities elsewhere at a higher rate than we are able to pay.

Because our sole officer and director may allocate his time to other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, which may adversely affect our business, financial condition or results of operations and cause our business to fail.

It is possible that the demands on our sole officer and director, from other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our operations and business. Mr. Ilsley currently devotes 60% of his time to our business. This conflict of interest could adversely affect our business, financial condition or results of operations and cause our business to fail.

We are controlled by our sole director and officer, and, as such, there is limited oversight of our management and you may have no effective voice in our management.

We currently have only one director and officer beneficially, Ian Ilsley.  Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, since we only have three directors, they have significant control over all corporate issues.  Until we have a larger board of directors that would include a majority of independent members, if ever, there will be limited oversight of our director’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Mr. Ilsley also own approximately 64.5% of our issued and outstanding shares of common stock. Accordingly, for the foreseeable future, we expect that our sole director and officer will exercise control over all matters requiring shareholder approval, including the possible election of additional directors and approval of significant corporate transactions. If you purchase shares of our common stock, you may have no effective voice in our sole director and officer whose interests may differ from yours.

U.S. investors may experience difficulties in attempting to enforce judgments based upon U.S. federal securities laws against us and our non-U.S. resident director.

All of our operations are conducted outside the United States, all of our assets are located outside of the U.S. and our sole director and officer is resident outside of the United States. As a result, it may be difficult or impossible for U.S. investors to enforce judgments of U.S. courts for civil liabilities against us or against our sole director and officer. In addition, U.S. investors should not assume that courts in Canada (i) would enforce judgments of U.S. courts obtained in actions against us or our subsidiary based upon the civil liability provisions of applicable U.S. federal and state securities laws or (ii) would enforce, in original actions, liabilities against us or our subsidiary based upon these laws.

We do not carry title insurance and do not plan to secure any in the future. We are therefore, vulnerable to loss of title.

We do not maintain insurance against title. Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties. Title to our properties and claims could be challenged or impugned and cannot be certain that we will have or will acquire valid title to these mining properties and claims. We cannot assume that counterparties to our title transfer agreements might not meet their contractual obligations and transfer title on a timely basis. Although we believe that mechanisms exist to integrate the titles of mineral properties currently not owned by us, there is a risk that this process could be time consuming and costly. The possibility also exists that title to existing properties or future prospective properties may be lost due to an omission in the claim of title. As a result, any claims against us may result in liabilities we may not be able to afford resulting in the failure of our business.

The figures for our reserves and resources are estimates based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

Unless otherwise indicated, mineralization figures presented in this annual report and in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and our internal geologists. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineral reserves and grades of mineralization on our properties. Until ore is actually mined and processed, mineral reserves and grades of mineralization must be considered as estimates only. These estimates are imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that:

•	these estimates will be accurate;
•	reserve, resource or other mineralization estimates will be accurate; or

•	this mineralization can be mined or processed profitably. 19

Any material changes in mineral reserve estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by our technical reports and drill results. There can be no assurance that minerals recovered in small scale tests will be duplicated in large-scale tests under on-site conditions or in production scale.

The resource estimates contained in this annual report have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for gold and silver may render portions of our mineralization, reserve (if any) and resource estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability of our properties. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our results of operations or financial condition.

If we are unable to obtain all of our required governmental permits, our operations could be negatively impacted.

Our future operations, including exploration and development activities, require permits from various governmental authorities. Such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. We might not be able to acquire all required licenses or permits or to maintain continued operations at economically justifiable costs.

Our financial position and results are subject to fluctuations in foreign currency values.

Any mining operations we undertake outside of the United States will be subject to currency fluctuations. Fluctuations in the exchange rate between the U.S. dollar and any foreign currency, especially the Canadian dollar, may adversely impact our operations. We do not anticipate that we will enter into any type of hedging transactions to offset this risk. In addition, with respect to commercial operations in Canada or other countries, it is possible that material transactions incurred in local currency, such as engagement of local contractors for major projects, will be settled at a U.S. dollar value that is different from the U.S. dollar value of the transaction at the time it was incurred. This could have the effect of undermining profits from operations in that country.

We rely on independent analysis to analyze our drilling results and planned exploration activities.

We rely on independent geologists to analyze our drilling results and to prepare resource reports on several of our mining concessions. While these geologists rely on international standards established by various professional associations, their estimates or results might not be accurate. Analyzing drilling results and estimating reserves or targeted drilling sites is not a certainty. Miscalculations and unanticipated drilling results may cause the geologists to alter their estimates. If this should happen, we would have devoted resources to areas where resources could have been better allocated.

We might not obtain titles to the Ivry property that are currently part of our plan of operations.

The Ivry poperty is within 800 meters of the Desgrosbois Property.  In November 2019, the title to two claims hosting the Ivry mine lapsed, and a staking application to acquire these claims were made on behalf of Venture Vanadium. We are optimistic that we will obtain title to these claims, which will result in our Desgrosbois property becoming 32 claims instead of 30 claims and for a total of 1,909.33 hectares or 19.09 Km2, but we might never obtain such titles.  If we do not obtain such titles, any exploration and development in the region will not include the land covered by those titles, and the mineral resources and mineral reserves, if any, covered by our titles could be significantly smaller than they would be with those titles. As a result, our potential revenues and assets would be materially smaller than they would otherwise be.

Risks Related to our Securities

Our common stock has a limited trading history, and you might not ever be able to publicly sell our common stock.

Our common stock is quoted on the OTC-Pink Sheets under the symbol “VENV”.  The volume of trades reported in our common stock is highly limited, and stock quoted on the OTC Pink Sheets have a history of high volatility.  Many institutional investors are prohibited from purchasing securities that are solely quoted on the OTC Pink Sheets, and many individuals are wary of doing so.  If you purchase shares of our common stock, you might not ever be able to trade them in a public market or you might only be able to do so at a sales price significantly below that at which you bought them.

Our shares of common stock are subject to the “penny stock’ rules of the securities and exchange commission and the trading market in our securities will be limited, which will make transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The U.S. Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks.”  Penny stocks generally are equity securities with a price of less than $5 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules.  If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

Any additional financing may dilute existing shareholders and decrease the market price for shares of our common stock.

If we raise additional capital, our existing shareholders may incur substantial and immediate dilution. We estimate that we will need approximately $1 million in additional funds over the next two years to complete our business plan. The most likely source of future funds available to us is through the sale of additional shares of common stock. Such sales might occur below market price and below the price of which existing shareholders purchased their shares.

Our Articles of Incorporation provide indemnification for officers, directors and employees.

Our governing instruments provide that officers, directors, employees and other agents and their affiliates shall only be liable to our Company for losses, judgments, liabilities and expenses that result from the negligence, misconduct, fraud or other breach of fiduciary obligations. Thus certain alleged errors or omissions might not be actionable by us. The governing instruments also provide that, under the broadest circumstances allowed under law, we must indemnify our officers, directors, employees and other agents and their affiliates for losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by them in connection with our Company, including liabilities under applicable securities laws.

We have not paid dividends to date and do not intend to pay any dividends in the near future.

We have never paid dividends on our common stock and presently intend to retain any future earnings to finance the operations of our business. You may never receive any dividends on our shares.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Properties

We do not own any real estate or other properties.

As mentioned in Item 1, we own the titles to explore the claims that we refer to as the Desgrosbois properties and which represent 1,789.80 hectares (4,422.69 acres) situated in Quebec within NTS map sheets 31J/01:

Title Number	Area (hec.)	Date of Expiration	Amount of Work Required for Renewal
2519511	59.65	June 5, 2020	CDN$1,200
2519512	59.65	June 5, 2020	CDN$1,200
2519513	59.66	June 5, 2020	CDN$1,200
2519514	59.66	June 5, 2020	CDN$1,200
2519684	59.67	June 12, 2020	CDN$1,200
2519685	59.66	June 12, 2020	CDN$1,200
2519686	59.64	June 12, 2020	CDN$1,200
2519687	59.64	June 12, 2020	CDN$1,200
2520082	59.67	June 27, 2020	CDN$1,200
2520083	59.67	June 27, 2020	CDN$1,200
2520084	59.67	June 27, 2020	CDN$1,200
2520085	59.67	June 27, 2020	CDN$1,200

2520086	59.67	June 27, 2020	CDN$1,200
2520087	59.67	June 27, 2020	CDN$1,200
2520088	59.67	June 27, 2020	CDN$1,200
2520089	59.67	June 27, 2020	CDN$1,200
2520090	59.66	June 27, 2020	CDN$1,200
2520091	59.66	June 27, 2020	CDN$1,200
2520092	59.66	June 27, 2020	CDN$1,200
2520093	59.66	June 27, 2020	CDN$1,200
2520094	59.66	June 27, 2020	CDN$1,200
2520095	59.66	June 27, 2020	CDN$1,200
2520096	59.66	June 27, 2020	CDN$1,200
2520097	59.65	June 27, 2020	CDN$1,200
2520098	59.65	June 27, 2020	CDN$1,200
2520099	59.65	June 27, 2020	CDN$1,200
2520100	59.65	June 27, 2020	CDN$1,200
2520101	59.65	June 27, 2020	CDN$1,200
PENDING	59.67	PENDING	CDN$1,200
PENDING	59.67	PENDING	CDN$1,200

In connection with the transfer of the Desgrosbois properties, we have granted the prior owner a two percent net smelter return on all minerals extracted from the properties.

If we do not renew a title prior to its expiration date, we will lose that title.  If we do not complete a set Canadian dollar amount of work related to each claim prior to the expiration of the title, we will lose that title.  If we complete a set Canadian dollar amount of work prior to the expiration date on a specific claim, we can renew the title for that claim by paying a fee below CDN$100 per renewal.

Item 3.  Legal Proceedings

There are no pending legal proceedings to which we are a party or in which our director, officer or any affiliate, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

Item 4.  Mine Safety Disclosures

We are not engaged in mining activities at the date of this Report.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  There might never be a market in the future for our common stock.

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

Our shares are quoted on the Pink Sheets market operated by the OTC Market Group Inc. under the symbol “VENV”.  The OTC Markets Group did not quote any bids for our common stock prior to September 9, 2019.  Since then the lowest bid for our common stock was $0.45 per share and the highest bid was $1.29.

Number of Holders

As of December 20, 2019, the 55,947,470 issued and outstanding shares of common stock were held by a total of 24 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended October 31, 2019 and 2018.

Recent Sales of Unregistered Securities

We have 75,000,000, $0.001 par value shares of common stock authorized.

In June 2019, we issued 1,100,000 shares of common stock at $0.05 per share to the Optionor under the terms of the option agreement to acquire exploration rights over 30 mineral claims (The Desgrosbois Property) as modified.

In June 2019, we issued 50,000 shares of common stock at $0.05 per share to a director under the terms of the assignment of the option agreement to acquire exploration rights over 30 mineral claims (The Desgrosbois Property).

In October 2019, we issued 162,272 shares of common stock for cash proceeds of $100,000 at approximately $0.61625 per share.

In October 2019, we issued 205,198 shares of common stock for cash proceeds of $150,000 at approximately $0.731 per share.

In October 2019, we issued 100,000 shares of common stock at $0.01 to a senior geologist under the terms of his consultancy agreement entered into on January 1, 2019 with us.

In October 2019, we issued 50,000 shares of common stock at $0.05 to a director under the terms of the assignment of the option agreement to acquire exploration rights over 30 mineral claims (The Desgrosbois Property).

In November 2019, we issued 1,000,000 shares of common stock in connection with the acquisition of the titles in the Desgrosbois Property.

There were 55,947,470 shares of common stock issued and outstanding as of December 20, 2019.

Purchase of our Equity Securities by Officers and Directors

None

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

Results of Operations for the year ended October 31, 2019 and October 31, 2018:

Revenue and cost of goods sold

We did not generate any revenues for the year ended October 31, 2019 (Year ended October 31, 2018 - $21,161, which relates entirely to discontinued operations). The cost of goods sold for the year ended October 31, 2018 was $8,551 which represents the cost of raw materials. Again, this relates entirely to discontinued operations.

Operating expenses

Total operating expenses for continuing operations for the year ended October 31, 2019 were $150,167 with an additional $35,037 having been expended on operating expenses for discontinued operations (October 31, 2018 - $33,908, all of which related to operating expenses for discontinued operations). The operating expenses for the year ended October 31, 2019 included work program & technical fees of $55,703; website costs of $18,875; legal & professional fees of $45,221; rent expense of $7,230; consultancy fees of $3,000; travel & subsistence of $5,039 . The operating expenses for the year ended October 31, 2018 included loss on sale of fixed assets of $155; inventory loss of $479; advertising expense of $4,556; bank charges of $586; depreciation expense of $3,514; legal fees of $600; audit fees of $12,000; professional fees of $6,070; rent expense of $2,820, all of which relate to discontinued operations.

Net Loss

The net loss for the year ended October 31, 2019 was $150,167. Additionally, there was a loss on discontinued operations of $ 35,037, making a total loss for the year of $185,204. The net loss for the year ended October 31, 2018 was $21,298, which relates entirely to discontinued operations.

Liquidity and Capital Resources and Cash Requirements

At year ended October 31, 2019, we had cash of $184,938 ($5,719 as of October 31, 2018). We had working capital of $29,530 (deficit of $15,843 as of October 31, 2018).

During the year ended October 31, 2019, we used $101,239 of cash in operating activities and a further $30,114 in relation discontinued operations ( October 31, 2018 - $7,163 was used in connection with discontinued operations).

During the year ended October 31, 2019, we used $56,799 of cash in investing activities. This compares to cash used in investing activities of $533 in 2018.

During the year ended October 31, 2019, we generated $367,372 of cash in financing activities. This compares to cash provided by financing activities of $6,000 in 2018.

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

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and are unlikely to generate significant revenues in the forseable future. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in outsourced services and products.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

VENTURE VANADIUM INC

FINANCIAL STATEMENTS

Table of Contents

Page
Report of Independent Registered Public Accounting Firm	F-2 to F3
Balance Sheets as of October 31, 2019 and October 31, 2018	F-4
Statements of Operations for the Years Ended October 31, 2019 and October 31, 2018	F-5
Statements of Changes in Stockholders’ Equity for the Years Ended October 31, 2019 and October 31, 2018	F-6
Statements of Cash Flows for the Years Ended October 31, 2019 and October 31, 2018	F-7
Notes to the Financial Statements	F-8 to F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Venture Vanadium Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Venture Vanadium Inc. (“the Company”) as of October 31, 2019, and the related statement of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operation al costs over an extended period of time. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019. Spokane, Washington
January 24, 2020

CPA
DylanFloyd Accounting & Consulting

Re-issuance: Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Venture Vanadium Inc. (formerly Aura Energy Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of **Aura Energy Inc. (formerly Arcom Corp.)** (the "Company") as of October 31, 2018, the related statement of operations, changes in stockholders' equity (deficit) and cash flows, and the related notes [and schedules] (collectively referred to as the "financial statements"). The financial statements of the Company for the year ended October 31, 2017 were audited by other auditors whose report dated January 31, 2018 expressed an unqualified opinion on those financial statements. Our opinion, in so far as it relates to the year end October 31, 2017, is based solely on the report of other auditors. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and the results of its operations and its cash flows for the period ended October 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Albert Garcia, CPA
DylanFloyd Accounting & Consulting

Newhall, California
February 11, 2019

VENTURE VANADIUM INC

BALANCE SHEETS

October 31, 2019 and 2018

(Audited)

ASSETS	October 31, 2019	October 31, 2018
Current Assets
Cash and cash equivalents	$184,939	$-
Prepaid expense	-	-
Total Current Assets – continuing operations	184,939	-
Total Current Assets – discontinued operations	-	10,057
Total Current Assets	$184,939	$10,057

Fixed Assets
Exploration License Options	125,050	-
Equipment, net	-	-
Total Non-current Assets – continuing operations	125,050	-
Total Non-current Assets – discontinued operations	-	8,836
Total Non-current Assets	125,050	8,836

Total Assets – continuing operations	309,989	-
Total Assets – discontinued operations	-	8,836
Total Assets	$309,989	$18,893

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities		-
Accounts Payable and Accrued Expenses	48,928
Related Party Loans	$106,481	$-
Total Current Liabilities – continuing operations	155,409
Total Current Liabilities – discontinued operations	-	25,900
Total Current Liabilities	155,409	25,900

Total Liabilities	$155,409	$25,900

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 54,947,470 and 53,280,000 (4,440,000 pre forward split) shares issued and outstanding	54,947	4,440
Discount on Common Stock	(21,800)	-
Additional paid in capital	345,124	27,040
Retained earnings (accumulated deficit)	(223,691)	(38,487)
Total Stockholder’s Equity (Deficit)	$154,580	$(7,007)

Total Liabilities and Stockholders’ Equity	$309,989	$18,893

See accompanying notes, which are an integral part of these financial statements

VENTURE VANADIUM INC

STATEMENTS OF OPERATIONS

Years ended October 31, 2019 and 2018

(Audited)

	Years Ended October 31,
	2019	2018
Revenue	$-	$-
Cost of goods sold	-	-
Gross Profit	-	-

OPERATING EXPENSES
Work Program & technical	55,703	-
Legal & professional	45,221	-
Website design & development	18,875	-
General and Administrative Expenses	30,368	-
TOTAL OPERATING EXPENSES	$150,167	$-

LOSS FROM CONTINUING OPERATIONS	(150,167)	-
LOSS FROM DISCONTINUED OPERATIONS	(35,037)	(21,298)
LOSS FROM OPERATIONS	185,204	(21,298)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(185,204)	$(21,298)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
(Adjusted for the 12:1 stock split)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	53,836,211	53,280,000

See accompanying notes, which are an integral part of these financial statements

VENTURE VANADIUM INC

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

Years Ended October 31, 2019 and October 31, 2018

	Common Stock			Additional Paid-in	Discount on common	Accumulated	Total Stockholders’
	Shares	Amount		Capital	stock	Deficit	Equity
Balance, October 31, 2017	53,280,000	$53,280		$-	$(21,800)	$(17,189)	$14,291
Shares issued for cash	-	-		-	-	-	-
Net loss for the year ended October 31, 2018	-	-		-	-	(21,298)	(21,298)

Shares issued for cash	367,470	$367		$249,633	-	-	250,000
Shares issued for non-cash consideration	1,300,000	$1,300		58,750	$-	$-	$60,050
			$
Gain-asset Split-Off Agreement	-	$-		$36,741	$-	$-	$36,741
Net loss for the year ended October 31, 2019	-	-		-	-	(185,204)	(185,204)
Balance, October 31, 2019	54,947,470	$54,947		$345,124	$(21,800)	$(223,691)	$154,580

See accompanying notes, which are an integral part of these financial statements

VENTURE VANADIUM INC

STATEMENTS OF CASH FLOWS

Years ended October 31, 2019 and 2018

(Audited)

	Years Ended October 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss – continuing operations	$(150,167)	$-
Depreciation expense	-	-
Adjustments to reconcile net loss to net cash (used in) operating activities:
Inventory	-	-
Prepaid expense	-	-
Accounts Payable and Accrued Expenses	48,928	-
CASH FLOWS USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(101,239)	-
CASH FLOWS USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	(30,114)	(7,163)
CASH FLOWS USED IN OPERATING ACTIVITIES	(131,353)	(7,163)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(65,050)	-
Disposal of Fixed Assets	-
Deposits	-	-
CASH FLOWS PROVIDED/(USED) IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(65,050)	-
CASH FLOWS PROVIDED/(USED) IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	8,251	(533)
CASH FLOWS PROVIDED/(USED) IN INVESTING ACTIVITIES	(56,799)	(533)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	250,000	-
Related Party Loans	106,481	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	356,481
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	10,891	6,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	367,372	6,000

NET INCREASE (DECREASE) IN CASH	179,220	(1,696)

Cash, beginning of period	5,719	7,415

Cash, end of period	$184,939	$5,719

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON CASH ACTIVITY:
Shares issued for non-cash consideration	60,050	-
Impact of the asset/liability Split-off Agreement on APIC	36,741	-

See accompanying notes, which are an integral part of these financial statements

VENTURE VANADIUM INC

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2019 and October 31, 2018

(Audited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Venture Vanadium Inc.   (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on September 26, 2016. Venture Vanadium Inc. (Formerly Aura Energy Inc.) and was previously engaged in the production of wood-manufactured bow ties in China, Hunan Province. This has now ceased. On June 12, 2019, the Company entered into an assignment agreement with Ian Ilsley to assign his rights and obligations under an option agreement to acquire a 100% interest in over 30 mineral claims (The Desgrosbois Property) representing 1,789.80 hectares (4,422.69 acres) situated in Quebec. The company now focuses on the minerals and resources sector.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had no revenues for the year ended October 31, 2019.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. Although the Company intends to position itself so that it will be able to raise additional funds through the capital markets, it might never be successful in this or any of its endeavors or become financially viable and continue as a going concern.

A mineral reserve is defined by the Securities and Exchange Commission (the “SEC”) in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/about/forms/industryguides.pdf) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the SEC’s Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any “reserve” and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, we might not be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is October 31. The financial statements are stated in US dollars.

Cash and cash equivalents

 The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents.

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

Fair value measurements

 The Company follows the guidelines in ASC Topic 820 “Fair Value Measurements and Disclosures”. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3— inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Stock-based compensation

In June 2018, the FASB issued ASU No. 2018-07, "Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting", an update that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This guidance was adopted by Venture Vanadium Inc for the financial year ended October 31, 2019. There was no material effect on the financial statements as a result of this adoption.

Mineral Properties

The company expenses mineral property exploration expenditures when incurred. Mineral property acquisition costs are initially capitalized when incurred. Option payments and expenditures required to earn an interest in the properties are capitalized pending the exercise of the option. The Company assesses the carrying costs for impairment. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Intangible Assets

Intangible assets acquisition costs are capitalized when incurred. The Company assesses the carrying costs for impairment. Impairment losses, if any, are measured as the excess of the carrying amount of the intangible asset over its estimated fair value. If intangible assets are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Recent accounting pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – INCOME TAXES

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2018 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the year ended October 31, 2019 using a Federal Tax Rate of 21%.

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard required by ASC 740-10-25-5.

Deferred income tax amounts reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

As of October 31, 2019, we had a net operating loss carry-forward of approximately $(95,789) and a deferred tax asset of approximately $20,116 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(20,116). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At October 31, 2019, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	October 31, 2019	October 31, 2018
Deferred Tax Asset	$20,116	$8,082
Valuation Allowance	(20,116)	(8,082)
Deferred Tax Asset (Net)	$-	$-

On June 12, 2019, the Company entered into an assignment agreement with Ian Ilsley to assign his rights and obligations under an option agreement to acquire a 100% interest in over 30 mineral claims (The Desgrosbois Property) representing 1,789.80 hectares (4,422.69 acres) situated in Quebec. The company now focuses on the minerals and resources sector.

This resulted in a change in control, which limited the net operating loss carryforward to that date forward.

We are subject to taxation in the U.S. and the state of Pennsylvania. Further, the Company currently has no open tax years’ subject to audit prior to  October 31, 2015. The Company is current on its federal and state tax returns.

Note 5 – LICENSE AGREEMENTS

Our assets comprise an option to acquire a 100% interest in over 30 mineral claims (The Desgrosbois Property) representing 1,789.80 hectares (4,422.69 acres) situated in Quebec (see note 8 – subsequent events).

In connection with the transfer of the Desgrosbois properties, we have granted the prior owner a two percent net smelter return on all minerals extracted from the properties.

If we do not renew a title prior to its expiration date, we will lose that title.  If we do not complete a set Canadian dollar amount of work related to each claim prior to the expiration of the title, we will lose that title.  If we complete a set Canadian dollar amount of work prior to the expiration date on a specific claim, we can renew the title for that claim by paying a fee below CDN$100 per renewal.

VENTURE VANADIUM INC

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2019

(Audited)

Note 6 –SPLIT-OFF AGREEMENT

On May 29, 2019, the company entered into a split-off agreement (the “Split-Off Agreement”) with Hui Liu Ping, its then current sole director and officer, and Ian Ilsley, our Secretary (and now our sole director, President and Treasurer), pursuant to which the company sold all of its assets and properties in exchange for Ms Ping’s acquisition of all of our debts, adverse claims, liabilities, judgments and obligations.  The assets and liabilities assumed by Ms Ping under the terms of the split off agreement consisted of  our assets totaling approximately $32 and our liabilities comprising $36,773 of related party loans.    The obligations under those related-party loans were assigned to Ms. Ping as part of the assignment of liabilities

Note 7 – DISCONTINUED OPERATIONS

Further to the company entering into the Split-Off Agreement dated May 29, 2019, detailed in note 6 above, pursuant to current accounting guidelines, the business component relating to the assets and liabilities taken over is reported as a discontinued operations. The Company recognized a gain on the disposal of the assets and liabilities of $36,741. The following table summarizes the assets and liabilities of the discontinued operations assumed by Ms Ping under the terms of the Split-Off Agreement:

Current Assets
Cash and cash equivalents	$32
Fixed assets - Equipment	5,376
- Depreciation	(5,376)
Total assets	32
Current Liabilities	(127)
Related Party Loans	(36,646)

The following table summarizes the assets and liabilities of our discontinued operations as of October 31, 2018

ASSETS	October 31, 2018
Current Assets
Cash and cash equivalents	$5,719
Prepaid expense	4,338
Inventory	-
Total Current Assets	10,057
Fixed Assets
Equipment, net	8,836
Total Non-current Assets	8,836
Total Assets	$18,893

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Related Party Loans	$25,900
Total Current Liabilities	25,900

Total Liabilities	25,900

The following table summarizes the results of our discontinued operations for the years ended October 31, 2019 and 2018 and is included in th statement of operations as discontinued operations:

	For the year ended October 31,
	2019		2018
Revenue	$		$21,161
Cost of goods		$-	$8,551
Gross profit		$-	$12,610
General and administrative expenses		$35.037	$33,908
Loss on discontinued operations		$(35,037)	$(21,298)

Note 8 – RELATED PARTY TRANSACTIONS

The company has only one officer and director who is Ian Ilsley. He is also the company’s controlling shareholder. On June 12, 2019, the company entered into an assignment agreement with Ian Ilsley to assign his the rights and obligations under an option agreement to acquire exploration rights over 30 mineral claims (The Desgrobois Vanadium/Titanium Property) representing 1,789.80 hectares (4,422.69 acres) situated in Quebec.

Under the terms of the assignment agreement, the company issued 50,000 shares to Ian Ilsley on June 21, 2019 and will issue a further 50,000 shares ninety days thereafter in consideration for him having entered into the assignment agreement.

Under the terms of the option agreement, payments totaling $65,000 were made to the Optionor and 1,150,000 shares were issued to the Optionor. These payments are reflected in the accounts to July 31, 2019. In addition, the company will make the following payments and share issuances to the Optionor: The

•500,000 shares on or before November 6, 2019

•500,000 shares on or before April 20, 2020

•500,000 shares on or before November 6, 2020

•$35,000 on or before November 6, 2020

As of October 31, 2019, Mr Ilsley had provided funding by way of a loan to the company amounting to $106,481. The loan does not have any term, carries no interest and is unsecured.

Note 9 – SHARE ISSUANCES

The company has 75,000,000, $0.001 par value shares of common stock authorized.

In June 2019, the company issued 1,100,000 shares of common stock at $0.05 per share to the Optionor under the terms of the option agreement to acquire exploration rights over 30 mineral claims (The Desgrosbois Property) as modified.

In June 2019, the company issued 50,000 shares of common stock at $0.05 per share to a director under the terms of the assignment of the option agreement to acquire exploration rights over 30 mineral claims (The Desgrosbois Property).

In October 2019, the company issued 162,272 shares of common stock for cash proceeds of $100,000 at approximately $0.61625 per share.

In October 2019, the company issued 205,198 shares of common stock for cash proceeds of $150,000 at approximately $0.731 per share.

In October 2019, the company issued 100,000 shares of common stock at $0.01 to a senior geologist under the terms of his consultancy agreement entered into on January 1, 2019 with us

In October 2019, the company issued 50,000 shares of common stock at $0.05 to a director under the terms of the assignment of the option agreement to acquire exploration rights over 30 mineral claims (The Desgrosbois Property).

In November 2019, the company issued 1,000,000 shares of common stock in connection with the acquisition of the titles in the Desgrosbois Property.

There were no share issuances in the 2018 financial year.

Note 10 – INCOME/(LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As of October 31, 2019 and 2018, there were no outstanding warrants or options.

The following table sets forth the computation of basic and diluted earnings per share:

	For the year ended October 31,
	2019	2018
Earnings per share – Basic and Diluted
Income (Loss) for the period	$(185,204)	$(21,298)
Basic average common stock outstanding - Basic and Diluted	53,836,211	53,280,000
Net earnings per share – Basic and Diluted	$(0.00)	$(0.00)

Note 11 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2019 to the date these financial statements were issued, and has determined that the following is a material subsequent event to disclose in these financial statements:

On November 22, 2019, the company reached agreement with the owner of the 30 minerals claims optioned to the company known as the Desgrosbois Property to make a one-off payment to him in order to exercise the option to purchase the claims and transfer them into the full ownership of the company with immediate effect. The transfer of ownership of the claims is currently being processed by the Canadian Government Mining Registry.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Dismissal of Independent Registered Public Accounting Firm.

On January 28, 2019, we engaged DylanFloyd Accounting & Consulting ("DylanFloyd") as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ended October 31, 2018. Effective October 31, 2019, Venture Vanadium Inc. (the "Company") dismissed DylanFloyd as our independent registered public accounting firm. The dismissal was recommended and approved by our board of directors.

The reports of DylanFloyd regarding our financial statements for the fiscal year ended October 31, 2018 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports contained an explanatory paragraph with respect to uncertainty as to our ability to continue as a going concern.

During the fiscal year ended October 31, 2018, the quarterly period ended January 31, 2019, the quarterly period ended April 30, 2019 and our quarterly period ended July 31, 2019 and through October 31, 2019, there were (i) no disagreements between us  and DylanFloyd on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DylanFloyd, would have caused DylanFloyd to make reference thereto in their reports on our consolidated financial statements for such years, and (ii) no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Engagement of New Independent Registered Public Accounting Firm.

On October 31, 2019, we engaged Fruci & Associates II, PLLC ("Fruci") to serve as our independent registered public accounting firm for the fiscal year ending October 31, 2019. Fruci will be performing an audit of our balance sheet as of October 31, 2019 and the related statements of operations, changes in stockholders’ equity, cash flows, and the related notes and schedules for the years then ended to be included in our annual reports on Form 10-K for the year ended October 31, 2019.

During each of our two most recent fiscal years and through the date of this report, (a) we have not engaged Fruci as either the principal accountant to audit our financial statements, or as an independent accountant to audit a significant subsidiary of ours and on whom the principal accountant is expected to express reliance in its report; and (b) we or someone on its behalf did not consult Fruci with respect to (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, or (ii) any other matter that was either the subject of a disagreement or a reportable event as set forth in Items 304(a)(1)(iv) and (v) of Regulation S-K

Item 9A Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and management determined that the controls are not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2019, we determined that there were control deficiencies that constituted material weaknesses, as described below.

1.We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.Lack of appropriate segregation of duties – As of October 31, 2019, the Company has only one member of management and no employees, and as such, lacks the abiligty to segretate recording, approval, and reporting function as it pertains to maintenance of the accounting records and financial statements.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2019 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Our executive officer and director and his age are as follows:

Name	Age	Positions
Ian Ilsley One Oxford Center 301 Grant Street Suite #4300 Pittsburgh PA 15219	70	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Ian Ilsley

Ian Ilsley was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director of the company in June 2019.

Ian Ilsley, a British national, has over 40 years of experience in non-executive and executive director roles including CEO, in public and private companies with a depth of experience which spans corporate administration, corporate governance, revenue growth, and taking companies private in a variety of sectors including the oil and gas, software, and property sectors. He has mining and minerals experience gained over several years, specifically in the area of copper exploration in southern and central Africa. He qualified as an accountant in the United Kingdom

TERM OF OFFICE

All directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. Our Bylaws provide that the Board of Directors will consist of a minimum of one member. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, and he does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (we have no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us with regard to our director's business and personal activities and relationships as they may relate to our management and us.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

We currently have one employee, our Chief Executive Officer, Ian Ilsley.

We have the following consultants and advisors:

Stewart A. Jackson, PhD. P.Geo. - Consultant Geologist

Stewart has been involved in exploration and development of base and precious mineral deposits in a wide range of environments.  He is a specialist in carbonate-hosted mineral deposits and limestone sedimentology.

He has also been involved in the discovery and development of several major mineral discoveries including the Red Dog zinc-lead deposit in Northwestern Alaska operated by Teck (formerlyCominco).

He participated in the discovery and development of the Borealis, South McCoy and Manhattan gold deposits in Nevada for Houston Oil and Minerals and discovered and developed several million ounces of gold in a group of gold mines in northern Washington State, USA including the Buckhorn mine for Crown Resource Corporation which he founded in 1981. Stewart raised $150 million for the discovery and development of these and other projects including gold, silver, diamonds, and base metals; nickel and uranium.

He participated as a vendor of the Viken deposit in Sweden which contains multi-billion pound resources of molybdenum, vanadium, and nickel, and over 1 billion pounds of U3O8 and was instrumental in unravelling the mysteries of the Turnagaini nickel-cobalt-platinum deposit at Dease Lake, BC, Canada resulting in a billion+ tonne resource held currently by Giga Metals.

Stewart has been involved in evaluation of QA/QC programs and nugget effect resolution, and mineralogical and separation problems, particularly in gold deposits with the GPT (Grain Treatment Protocol) team of Greg Hryniw, Montreal, Canada.

Paul Ray – Senior Advisor

Paul is an Australian citizen, and was educated in Maryborough and Brisbane until 1967. In 1969, he joined Theiss Bros (a civil engineering and exploration firm) as a cadet surveyor.

Paul joined Placer Exploration and Development Corporation in1971 evaluating and working on exploration projects throughout Australia and the Pacific region and from 1976 to 1978 he worked as a consultant to the exploration and mining industry.

From 1979 to 1984, Paul was employed by Amoco Minerals Australia Co. and involved in geodetic, geophysical and geological surveys, property acquisitions, assessments, negotiations, contracts, logistics and public relations.

In 1985, became Director and Operations Manager for Dolerite Mining and Exploration Pty. Ltd. which successfully discovered, developed and or joint -ventured mining properties in Australia and the Pacific region.

Since 1989, Paul has been a member of the board of various exploration and mining companies both public and private and is presently a director of Raptor Capital International, a private Streaming and Royalty Company, Global Mining and Exploration Management S.A.R.L., and El Alamo Gold Mining Corporation.

His past Directorships include Golden Glacier Resources Ltd (TSX) which became Exeter Resource Corporation (TSX- Nasdaq), Dynasty Resources Limited (TSX), Chase Resources Limited (TSX), Newport Resources Limited (TSX), Sennen Resources Limited (TSX), and Heritage Petroleum Plc (United Kingdom)

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since we are a start-up stage company and have only one director, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

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

Item 11. Executive Compensation

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal 2019 and 2018:

Name and Principal Position	Year Ended October 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ian Ilsley, President (1)	2019	15,000	0	0	0	0	0	0	15,000
Hui Liu Ping, President (2)	2019 2018	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)Mr. Ilsley was appointed our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer in June 2019.

 (2)          Hui Liu Ping resigned from all positions that she had with the Company in June 2019]

EMPLOYMENT AGREEMENTS

There is no formal agreement governing such compensation to our sole director

DIRECTOR COMPENSATION

We did not pay compensation to Ian Ilsley for his services as director in fiscal 2019 (2018 – Nil)

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

The percentages below are calculated based on 55,947,470 shares of our common stock issued and outstanding as of the date of this report. We do not have any outstanding warrants, options or other securities exercisable for or convertible into shares of our common stock.

Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Ian Ilsley One Oxford Center 301 Grant Street Suite #4300 Pittsburgh PA 15219	36,100,000	64.5%
All directors and executive officers as a group (1 person)		36,100,000	64.5%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transaction related to Titles

On November 6, 2018, Mr. Ian Ilsley (“Mr. Ilsley”) entered into the Desgrosbois Option Agreement with Mr. Fayz Yacoub (“Mr. Yacoub”) where Mr. Yacoub agreed to grant an exclusive option to Mr. Ilsley which entitled Mr. Ilsley to acquire an undivided one hundred percent (100%) interest in and to 30 mineral claims in the Desgrosbois Vanadium/Titanium Property (the “Property”). To acquire the property under the Desgrosbois Option Agreement, Mr. Ilsley (or his assigns) had to:

(i)make a cash payment of $155,000 according a two-year payment schedule set out in such agreement, of which $50,000 was paid as of the date hereof;

(ii)issue of 2,500,000 shares of our common stock after we are listed on a recognized North American Exchange;

(iii)make expenditures on the Property of $400,000 over a two-year period; and

(iv)provide 2% net smelter return on all metals from the Property.

On June 12, 2019 (the “Effective Date”), Mr. Ilsley, our sole director and officer, and Venture Vanadium Inc. (the “Corporation”), a Nevada corporation entered into an Assignment of Desgrosbois Option Agreement where Mr. Ilsley desired to assign all of his right, title and interest in the Desgrosbois Option Agreement in exchange for 100,000 shares of common stock of the Corporation. On June 12, 2019, Mr. Ilsley assigned and transferred to the Corporation all of his right, title and interest in, to and under the Property in the Desgrosbois Option Agreement dated November 6, 2018, including all of his duties, obligations and liabilities under the Desgrosbois Option Agreement, including any and all payment obligations to Mr. Yacoub. Pursuant to the Assignment of Desgrosbois Option Agreement, Mr. Ilsley has agreed to pay Mr. Yacoub an additional $15,000 together with the issuance of 100,000 shares as compensation for delay.

On November 22, 2019, Mr. Ilsley, Venture Vanadium Inc. and Mr. Yacoub entered into the Amended and Restated Desgrosbois Option Agreement whereby certain terms of the original agreement were amended.  Under the Amended and Restated Agreement, Mr. Yacoub agreed to transfer the titles in exchange for a $70,000 cash payment, the receipt from the Company of 1,000,000 shares and a two per cent (2.0%) Net Smelter Returns on all metals extracted from the property.

Change in control

On May 29, 2019, we entered into a split-off agreement (the “Split-Off Agreement”) with Hui Liu Ping, our then current sole director and officer, and Ian Ilsley, our Secretary (and now our sole director, President and Treasurer), pursuant to which we sold all of our assets and properties in exchange for Hui Liu Ping’s acquisition of all of our debts, adverse claims, liabilities, judgments and obligations.  The assets and liabilities assumed by Ms Ping under the terms of the split off agreement consisted of  our assets totaling approximately $32 and our liabilities consisted of $36,773 of related party loans.    The obligations under those related-party loans were assigned to Ms. Ping as part of the assignment of liabilities.

On May 29, 2019, our majority shareholder, and our sole director and officer, Hui Liu Ping, sold 36,000,000 shares, approximately 67.6% of our outstanding shares, to Ian Ilsley.  In connection with the transfer of the shares and the Split-Off Agreement, Ms. Ping as our sole director and officer and majority shareholder appointed Mr. Ilsley to act as our sole director and as our President and Treasurer and simultaneously resigned from her position as our sole director and all officer positions that she held with us.

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

During fiscal year ended October 31, 2019, we incurred approximately $22,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of our October 31, 2019 financial statements and for the reviews of our financial statements for the quarters ended January 31, 2019, April 30, 2019, and July 31, 2019. This amount comprised $17,484 to Thayer O’Neal Company LLC, the company’s original auditors; $5,266 to Dylan Floyd Solutions. These can be summarized as follows:

Audit Fees

For the years ended October 31, 2019 and 2018, the aggregate fees billed by Thayer O’Neal Company LLC and Dylan Floyd Solutions (2019 only), our principal accountants, for professional services rendered for the audit of our annual consolidated financial statements were:

2019	$22,750
2018	$12,000

Audit Related Fees

For the years ended October 31, 2019 and 2018, the aggregate fees billed by our principal accountants, for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, were:

2019	Nil
2018	Nil

Tax Fees

For the years ended October 31, 2019 and 2018, the aggregate fees billed by, our principal accountants for other non-audit professional services, other than those services listed above, totaled:

2019	Nil
2018	Nil

All Other Fees

For the years ended October 31, 2019 and 2018, the aggregate fees billed by our principal accountants for other non-audit professional services, other than those services listed above, totaled:

2019	Nil
2018	Nil

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

3.1	Articles of Incorporation, dated September 26, 2016 (incorporated by reference to Exhibit 3.1 to our registration statement filed on Form S-1 on January 6, 2017)

3.2	Certificate of Amendment to Articles of Incorporation, filed December 4, 2018 (incorporated by reference to Exhibit 3.1 to our current report filed on Form 8-K on December 12, 2018)

3.3	Certificate of Amendment to Articles of Incorporation, filed January 29, 2019 (incorporated by reference to Exhibit 3.1 to our quarterly report filed on Form 10-Q on June 26, 2019)
3.4	Certificate of Change, filed on January 29, 2019 (incorporated by reference to Exhibit 3.2 to our current report filed on Form 10-Q on June 26, 2019)

3.5	Bylaws (incorporated by reference to Exhibit 3.2 to our registration statement filed on Form S-1 on January 6, 2017)

10.1	Split-Off Agreement, dated May 29, 2019, between the Company, Ms. Ping and Mr. Ilsley

10.2	Desgrosbois Option Agreement, dated November 6, 2018, between Mr. Ian Ilsley and Mr. Fayz Yacoub (incorporated by reference to Exhibit 10.1 to our current report filed on Form 8-K on June 24, 2019)

10.3

Assignment of Desgrosbois Option Agreement dated June 12, 2019, between Mr. Ian Ilsley and Venture Vanadium Inc. (incorporated by reference to Exhibit 10.2 to our current report filed on Form 8-K on June 24, 2019)

10.4

Amended and Restated Desgrosbois Option Agreement dated November 22, 2019, between Venture Vanadium Inc., Mr. Ian Ilsley and Mr. Fayz Yacoub (incorporated by reference to Exhibit 10.1 to our current report filed on Form 8-K on November 25, 2019)

99.1	NI 43-101 Technical Report, dated January 1, 2019

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Item 16. Form 10-K Summary

We have elected not to include a summary of the information in this Form 10-K.

ANNEX A – GLOSSARY OF TERMS

We set out below definitions for technical geological, mining and other related terms that we use in our annual report for the year ended October 31, 2019.

Anorthosites - A phaneritic, intrusive igneous rock characterized by its composition: mostly plagioclase feldspar (90–100%), with a minimal mafic component (0–10%). Pyroxene, ilmenite, magnetite, and olivine are the mafic minerals most commonly present.

Apatite - A widely occurring pale green to purple mineral, consisting of calcium phosphate with some fluorine, chlorine, and other elements. It is used in the manufacture of fertilizers.

Azimuth and plunge (45º) - Azimuth - a horizontal angle (between 0 and 360°) measured clockwise from true north, which has an azimuth of 000. Plunge (inclination) - the vertical angle, measured downward, between the horizontal and a line.

Calcite - one of the most common minerals on earth. ... Calcite is a calcium carbonate, which has been crystallized in hexagonal form. The name calcite comes from the Latin word calx, meaning 'lime. ' Calcite is extremely soft - it rates as only a 3 on the hardness scale.

Chlorite - a dark green mineral consisting of a basic hydrated aluminosilicate of magnesium and iron. It occurs as a constituent of many metamorphic rocks, typically forming flat crystals resembling mica.

Fe-Ti - Iron - Titanium oxides.  Vanadium is often present in Fe-Ti deposits

Gabbroic - A usually coarse-grained igneous rock composed chiefly of pyroxene and calcic plagioclase feldspar. Also called norite.

Gneissic - A highly foliated, coarse-grained metamorphic rock consisting of light-colored layers, usually of quartz and feldspar, alternating with dark-colored layers of other minerals, usually hornblende and biotite. Individual grains are often visible between layers.

Granulometry - the measurement of the size distribution in a collection of grains. The measurement of grain sizes or particle sizes.

Gravimetric - relating to the measurement of gravity.

Mafic - relating to, denoting, or containing a group of dark-colored, mainly ferromagnesian minerals such as pyroxene and olivine.

Magnetite±ilmenite - Also known as manaccanite, is a titanium-iron oxide mineral with the idealized formula FeTiO. 3. . It is a weakly magnetic black or steel-gray solid. From a commercial perspective, ilmenite is the most important ore of titanium.

Magnetometer - A device that measures magnetism—the direction, strength, or relative change of a magnetic field at a particular location. The measurement of the magnetization of a magnetic material (like a ferromagnet) is an example.

Metallogenic - The study of the genesis and regional-to-global distribution of mineral deposits, with emphasis on their relationship in space and time to regional petrologic and tectonic features of the Earth's crust.

Phenocryst - A conspicuous, large crystal embedded in a finer-grained matrix of smaller crystals in a porphyritic igneous rock. ... Second, the magma cools rapidly at shallower depths having been injected upward or extruded by a volcano, allowing for formation of small crystals in the groundmass.

Plagioclase - A series of tectosilicate (framework silicate) minerals within the feldspar group. Rather than referring to a particular mineral with a specific chemical composition, plagioclase is a continuous solid solution series, more properly known as the plagioclase feldspar series (from the Ancient Greek for "oblique fracture", in reference to its two cleavage angles). Plagioclase is a major constituent mineral in the Earth's crust, and is consequently an important diagnostic tool in petrology for identifying the composition, origin and evolution of igneous rocks. Plagioclase is also a major constituent of rock in the highlands of the Earth's moon. Analysis of thermal emission spectra from the surface of Mars suggests that plagioclase is the most abundant mineral in the crust of Mars.

Podiform – Designates a long or thick pod-shaped deposit of a mineral.

Pyrite - An iron sulfide with the chemical formula FeS2 (iron(II) disulfide). Pyrite is considered the most common of the sulfide minerals.

Pyroxenes – A group of important rock-forming inosilicate minerals found in many igneous and metamorphic rocks. Pyroxenes have the general formula XY(Si,Al)2O6, where X represents calcium, sodium, iron (II) or magnesium and more rarely zinc, manganese or lithium, and Y represents ions of smaller size, such as chromium, aluminium, iron (III), magnesium, cobalt, manganese, scandium, titanium, vanadium or even iron (II). Although aluminium substitutes extensively for silicon in silicates such as feldspars and amphiboles

Scapolite - A group of rock-forming silicate minerals composed of aluminium, calcium, and sodium silicate with chlorine, carbonate and sulfate.

Sericite - A fine-grained fibrous variety of muscovite formed by the alteration of feldspar, found chiefly in schist and in hydrothermally altered rock.

Stratigraphy - The branch of geology concerned with the order and relative position of strata and their relationship to the geological time scale.

Timagnetite - A titanium-bearing variety of magnetite.

Titanium dioxide - An oxide TiO2 of titanium that occurs in rutile, anatase, and ilmenite and is used especially as a pigment.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Pittsburgh on January 27, 2019.

VENTURE VANADIUM, INC.

By:	/s/	Ian Ilsley
	Name:	Ian Ilsley
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)