Form 10-Q
period 2020-01-31
VENTURE VANADIUM INC.
filed 2020-03-06
CIK 1692981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2020

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

One Oxford Centre, 301 Grant Street, Suite 4300, Pittsburgh, PA 15219

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes (  )       No ( X )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  56,047,470 common shares issued and outstanding as of February 19, 2020.

Venture Vanadium Inc.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:	3

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets (Unaudited) as of January 31, 2020 and October 31, 2019 Interim Unaudited Statements of Operations for the three months ended January 31, 2020, and 2019	4 5

Unaudited Statements of Changes in Stockholders’ Equity for the three months ended January 31, 2020 and 2019

Interim Unaudited Statements of Cash Flows for the three months ended January 31, 2020, and 2019

		6 7
	Notes to the Interim Unaudited Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosure	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures	15

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

Venture Vanadium Inc.

BALANCE SHEETS

January 31, 2020

(Unaudited)

ASSETS	January 31, 2020	October 31, 2019
Current Assets
Cash and cash equivalents	$7,732	$184,939
Prepaid expense	70,000	-
Total Current Assets	77,732	184,939
Fixed Assets
Exploration Licenses (2019 Options)	1,030,050	125,050
Total Non-current Assets	1,030,050	125,050
Total Assets	$1,107,782	$309,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities Accounts Payable	33,382	48,928
Related Party Loans	$101,481	$106,481
Total Current Liabilities	134,863	155,409

Total Liabilities	134,863	155,409

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 56,047,470 and 54,947,470 shares issued and outstanding respectively	56,047	54,947
Discount on common stock	(21,800)	(21,800)
Additional paid in capital	1,249,024	345,124
Retained earnings (accumulated deficit)	(310,352)	(223,691)
Total Stockholder’s Equity	972,919	154,580

Total Liabilities and Stockholders’ Equity	$1,107,782	$309,989

See accompanying notes, which are an integral part of these financial statements

Venture Vanadium Inc.

STATEMENTS OF OPERATIONS

Three months ended January 31, 2020 and 2019

(Unaudited)

	Three Months Ended January 31,
	2020	2019
Revenue	$-	$-
Cost of goods sold	-	-
Gross Profit	-	-

OPERATING EXPENSES
Work Program & Technical	38,000	-
Legal & Professional	22,192	-
Website design & Development	778	-
General and Administrative Expenses	25,691	-
TOTAL OPERATING EXPENSES	86,661	-

LOSS FROM CONTINUING OPERATIONS	(86,661)	-
LOSS FROM DISCONTINUED OPERATIONS	-	(17,213)
LOSS FROM OPERATIONS	$(86,661)	$(17,213)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(86,661)	$(17,213)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	55,701,818	52,800,000

See accompanying notes, which are an integral part of these financial statements

Venture Vanadium Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three months ended January 31, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid-in	Discount on common stock	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital			Equity
Balance, October 31, 2018	53,280,000	$53,280	$-	$(21,800)	$(38,487)	$(7,007)
Shares issued for cash	-	-	-	-	-	-
Net loss	-	-	-	-	(17,214)	(17,214)
Balance, January 31, 2019	53,280,000	$53,280	$27,040	$(21,800)	$(55,701)	$(24,221)
Shares issued for cash	-	-	-	-	-	-
Net loss	-	-	-	-	(12,393)	(12,393)
Balance, April 30, 2019	53,280,000	$53,280	$-	$(21,800)	$(68,094)	$(36,614)
Shares issued for non-cash consideration	1,150,000	1,150	36,741		-	37,891
				-
Net loss	-	-	-	-	(59,808)	(59,808)
Balance, July 31, 2019	54,430,000	$54,430	$36,741	$(21,800)	$(127,902)	$(58,531)
Shares issued for cash	367,470	367	249,633	-	-	250,000
Shares issued for non-cash consideration	150,000	150	58,750		-	58,900
				-
Net loss	-	-	-	-	(95,789)	(95,789)
Balance, October 31, 2019	54,947,470	$54,947	$345,124	$(21,800)	$(223,691)	$154,580
Shares issued for cash	-	-	-	-	-	-
Shares issued for non-cash consideration for license acquistions	1,000,000	1,000	799,000		-	800,000

				-
Shares issued for non-cash consideration to a senior consultant	100,000	100	104,900		-	105,000

				-
Net loss	-	-	-	-	(86,661)	(86,661)
Balance, January 31, 2020	56,047,470	$56,047	$1,249,024	$(21,800)	$(310,352)	$972,919

See accompanying notes, which are an integral part of these financial statements

Venture Vanadium Inc.

STATEMENTS OF CASH FLOWS

Three months ended January 31, 2020 and 2019

(Unaudited)

	Three Months Ended January 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES Net loss – continuing operations	(86,661)	-
Stock based compensation	35,000	-
Adjustments to reconcile net loss to net cash (used in) operating activities:
Accounts payable and accrued expenses	(15,546)	-
CASH FLOWS USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(67,207)	-
CASH FLOWS USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	-
		(16,062)
CASH FLOWS USED IN OPERATING ACTIVITIES	(67,207)	(16,062)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of Fixed Assets	-	-
Purchase of Fixed Assets	(105,000)	-
Payment of rent deposits	-	-
Retired property	-	-
CASH FLOWS PROVIDED/(USED) IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(105,000)	-
CASH FLOWS PROVIDED/(USED) IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
		7,253
CASH FLOWS PROVIDED/(USED) IN INVESTING ACTIVITIES
	(105,000)	7,253

CASH FLOWS FROM FINANCING ACTIVITIES Proceeds from sale of common stock	-	-
Related party loans	(5,000)	-
CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(5,000)
		-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	-
		6,000
CASH FLOWS PROVIDED/USED BY FINANCING ACTIVITIES	(5,000)
		6,000

NET DECREASE IN CASH	(177,207)	(2,809)

Cash, beginning of period	184,939	5,719

Cash, end of period	$7,732	$2,910

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON CASH ACTIVITY:
Shares issued as prepaid expenses	$70,000	$-

See accompanying notes, which are an integral part of these financial statements

Venture Vanadium Inc.

(Formerly Aura Energy Inc.)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2020

(UNAUDITED)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Venture Vanadium Inc. (the “Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on September 26, 2016. Venture Vanadium Inc. (Formerly Aura Energy Inc.) was previously engaged in the production of wood-manufactured bow ties in China, Hunan Province. This has now ceased. On June 12, 2019, we entered into an assignment agreement with Ian Ilsley to assign his rights and obligations under an option agreement to acquire a 100% interest in over 30 mineral claims (The Desgrobois Vanadium/Titanium Property) representing 1,789.80 hectares (4,422.69 acres) situated in Quebec. On November 22, 2019, Mr. Ilsley, Venture Vanadium Inc. and Mr. Yacoub entered into the Amended and Restated Desgrosbois Option Agreement whereby certain terms of the original agreement were amended.  Under the Amended and Restated Agreement, Mr. Yacoub agreed to transfer the titles in exchange for a $70,000 cash payment, the receipt from the Company of 1,000,000 shares and a two per cent (2.0%) Net Smelter Return on all metals extracted from the property. We now intend to focus on the minerals and resources sector.

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with our financial statements for the fiscal year ended October 31, 2019 and the notes thereto contained in our Annual Report on Form 10-K.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We had no revenues for the three months ended January 31, 2020. We currently have losses and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about our ability to continue as a going concern. Management anticipates that we will depend, for the near future, on additional investment capital to fund operating expenses. We intend to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recently Issued Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements, and we do not believe any of these pronouncements will have a material impact on us.

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued by the FASB (including its Emerging Issues Task Force), the AICPA or the SEC would, if adopted, have a material effect on the accompanying financial statements for the three months to January 31, 2020.

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

Note 4 – RELATED PARTY LOANS

Related Party Loans are not covered by a formal loan agreement and are interest free with no fixed repayment date. They are due to Ian Ilsley, the company’s sole director and controlling shareholder, and were made following the change of control on May 29, 2019.

Note 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), we have analyzed our operations subsequent to January 31, 2020 to the date these financial statements were issued and have determined that we do not have any material subsequent events to disclose in these financial statements

Note 6 – MINERAL PROPERTIES

On June 12, 2019, we entered into an assignment agreement with Ian Ilsley to assign his rights and obligations under an option agreement to acquire exploration rights over 30 mineral claims (The Desgrobois Vanadium/Titanium Property) representing 1,789.80 hectares (4,422.69 acres) situated in Quebec.

Under the terms of the assignment agreement, we issued 50,000 shares to Ian Ilsley on June 21, 2019 and a further 50,000 shares ninety days thereafter in consideration for him having entered into the assignment agreement.

Under the terms of the option agreement, payments totaling $65,000 were made to the Optionor and 1,150,000 shares were issued to the Optionor. On November 22, 2019, Mr. Ilsley, Venture Vanadium Inc. and Mr. Yacoub entered into the Amended and Restated Desgrosbois Option Agreement whereby certain terms of the original agreement were amended.  Under the

Amended and Restated Agreement, Mr. Yacoub agreed to transfer the titles in exchange for a $70,000 cash payment, the receipt from the Company of 1,000,000 shares and a two per cent (2.0%) Net Smelter Return on all metals extracted from the property. These transactions are reflected in the accounts to January 31, 2020. This transaction is reflected in the financial statements to January 31, 2020 and have been capitalized in accordance with the company’s accounting policy noted in note 2 above.

Note 7 – DISCONTINUED OPERATIONS

Further to the company entering into the Split-Off Agreement dated May 29, 2019, pursuant to current accounting guidelines, the business component relating to the assets and liabilities taken over is reported as a discontinued operations.

Note 8 – INCOME/(LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As of January 31, 2020 and 2019, there were no outstanding warrants or options.

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended January 31,
	2020	2019
Earnings per share – Basic and Diluted
Income (Loss) for the period	$(86,661)	$(17,213)
Basic average common stock outstanding - Basic and Diluted	55,701,818	53,280,000
Net earnings per share – Basic and Diluted	$(0.00)	$(0.00)

Note 9 - RECENT SALES OF UNREGISTERED SECURITIES

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

In January 2020, we issued 100,000 shares to pursuant to a consulting agreement. The shares were initially valued at $105,000 with $35,000 being recognized as work program and technical expense and the remaining $70,000 to be recognized as expense over the remaining term of the agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report for the year ended October 31, 2019 for a discussion of some of the important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Corporate History

Venture Vanadium Inc., formerly known as Aura Energy Inc. and as Arcom (the “Company”), was incorporated under the laws of the State of Nevada on September 26, 2016. Venture Vanadium Inc. has only one officer and director who is Ian Ilsley. We were engaged in the production of wood-manufactured bow ties in China, Hunan Province. This activity has now ceased. On June 12, 2019, we entered into an assignment agreement with Ian Ilsley to assign his rights and obligations under an option agreement to acquire exploration rights over 30 mineral claims (The Desgrobois Vanadium/Titanium Property) representing 1,789.80 hectares (4,422.69 acres) situated in Quebec.

Under the terms of the assignment agreement, we issued 50,000 shares to Ian Ilsley on June 21, 2019 and a further 50,000 shares ninety days thereafter in consideration for him having entered into the assignment agreement.

Under the terms of the option agreement, payments totaling $65,000 were made to the Optionor and 1,150,000 shares were issued to the Optionor. On November 22, 2019, Mr. Ilsley, Venture Vanadium Inc. and Mr. Yacoub entered into the Amended and Restated Desgrosbois Option Agreement whereby certain terms of the original agreement were amended.  Under the Amended and Restated Agreement, Mr. Yacoub agreed to transfer the titles in exchange for a $70,000 cash payment, the receipt from the Company of 1,000,000 shares and a two per cent (2.0%) Net Smelter Return on all metals extracted from the property. These transactions are reflected in the accounts to January 31, 2020.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding entered into either voluntarily by us and involuntarily against us.

Reorganizations, Purchase or Sale of Assets

On February 1, 2019, we filed a Certificate of Change with the Secretary of State of Nevada to effect a 12-for-1 forward split which increased the number of outstanding shares of common stock from 4,440,000 to 53,280,000.  Unless otherwise noted, all share amounts provided in this report reflect such reverse stock split.

Our assets comprise a 100% interest in over 30 mineral claims (The Desgrobois Vanadium/Titanium Property) representing 1,789.80 hectares (4,422.69 acres) situated in Quebec.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

Employees and Employment Agreements

We have no employees, except our sole officer and director Ian Ilsley, as of the date of this report. We have no employment agreement with Mr. Ilsley. Our sole officer and director, Ian Ilsley, currently devotes approximately 30 hours per week to company matters. As our business and operations increase, we will assess the need for full-time management and administrative support personnel.

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

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other avenues, the sale of equity or debt securities.

Revenue and cost of goods sold

For the three months ended January 31, 2020, we reported no revenue.

Operating expenses

Total operating expenses for the three-month period ended January 31, 2020, were $86,661 and the total operating expenses for the three-month period ended January 31, 2019, all of which related to discontinued activities, were $17,213. The operating expenses for the three-month period ended January 31, 2020 included audit fees of $4,775; legal & professional fees of $12,700; rent expense of $3,903; regulatory filing fees of $4,717; director’s fees of $15,000; geologist’s and other technical fees of $38,000; travel, entertaining and subsistence of $5,511 and sundry general and administrative expenses of $2,055. The increase in expenditure reflects the increased activity by the company due to its new operations, its exploration activities and the strengthening of the management team.

Net Loss

The net loss for the three-month period ended January 31, 2020, was $86,661 and the net loss for the three-month period ended January 31, 2019, all of which related to discontinued activities, was $17,213.

Liquidity and Capital Resources

As of January 31, 2020, our total assets were $1,107,782 compared to $309,989 as of October 31, 2020; the increase resulting from the acquisition of the title to the 30 Desgrosbois Proerty claims which were previously under option to the company.

As of January 31, 2020, our current liabilities were $134,863 and Stockholder’s Equity was $972,919.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three-month period ended January 31, 2020, net cash flows used in operating activities was negative $67,207, compared with negative $16,062 for the three-month period ended January 31, 2019. The cash flows used in in operating activities for the three-month period ended January 31, 2019 related entirely to discontinued operations. The increase in cash flows used in the three-month period ended January 31, 2020 reflects the increased activity by the company due to its new operations, its exploration activities and the strengthening of the management team.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three-month period ended January 31, 2020, we used $105,000 of cash in investing activities which related to the acquisition of the title to the 30 Desgrosbois Proerty claims which were previously under option to the company. This compares with cash flows from investing activities in the corresponding period ending January 31, 2019 of $7,253 which related to the disposal of assets used in discontinued activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three-month period ended January 31, 2020, we used $5,000 of cash in financing activities, compared to inflows of $6,000 for the three-month period ended January 31, 2019. These were in connection with changes in related party loans in both periods.

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

Our independent registered public accountant has issued a going concern opinion for our fiscal year ended October 31, 2019, and we anticipate that they will issue another going concern opinion in connection with this fiscal year. This means that there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

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

On January 8, 2020, we issued 100,000 shares to a consultant pursuant to the terms of his consultancy agreement.  This issuance of securities qualified for the exemption from registration continued in section 4(a) of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on March 06, 2020.

Venture Vanadium Inc.

By:	/s/	Ian Ilsley
	Name:	Ian Ilsley
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)