Form 10-Q
period 2020-07-31
VENTURE VANADIUM INC.
filed 2020-09-14
CIK 1692981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2020

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

Yes (  )       No ( X )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 56,047,470 common shares issued and outstanding as of September 10, 2020.

Venture Vanadium Inc.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:	3

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets (Unaudited) as of July 31, 2020 and October 31, 2019 Interim Unaudited Statements of Operations for the three months and nine months ended July 31, 2020, and 2019	4 5
	Unaudited Statements of Changes in Stockholders’ Equity for the nine months ended July 31, 2020 and year ended October 31, 2019 Interim Unaudited Statements of Cash Flows for the nine months ended July 31, 2020, and 2019	6
		7
	Notes to the Interim Unaudited Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosure	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures	16

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

Venture Vanadium Inc.

BALANCE SHEETS

At July 31, 2020 and October 31, 2019

(Unaudited)

ASSETS	July 31, 2020	October 31, 2019
Current Assets
Cash and cash equivalents	$167	$184,939
Prepaid expense	17,500	-
Total Current Assets	17,667	184,939
Fixed Assets
Exploration Licenses (2019 Options)	1,030,050	125,050
Total Non-current Assets	1,030,050	125,050
Total Assets	$1,047,717	$309,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities Accounts Payable	104,607	48,928
Related Party Loans	$103,131	$106,481
Total Current Liabilities	207,738	155,409

Total Liabilities	207,738	155,409

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 56,047,470 and 54,947,470 shares issued and outstanding respectively	56,047	54,947
Discount on common stock	(21,800)	(21,800)
Additional paid in capital	1,249,024	345,124
Common stock to be issued	120,000	-
Retained earnings (accumulated deficit)	(563,292)	(223,691)
Total Stockholder’s Equity	839,979	154,580

Total Liabilities and Stockholders’ Equity	$1,047,717	$309,989

See accompanying notes, which are an integral part of these financial statements

	Venture Vanadium Inc. STATEMENTS OF OPERATIONS Three and nine months ended July 31, 2020 and 2019 (Unaudited) Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Work Program & Technical	29,250	7,203	216,500	7,203
Legal & Professional	17,748	35,824	55,385	35,824
Website design & Development	-	13,927	3,606	13,927
General and Administrative Expenses	20,810	2,854	64,109	2,854
TOTAL OPERATING EXPENSES	67,808	59,808	339,600	59,808

LOSS FROM CONTINUING OPERATIONS	(67,808)	(59,808)	(339,600)	(59,808)
LOSS FROM DISCONTINUED OPERATIONS	-	-	-	(29,607)
LOSS FROM OPERATIONS	$(67,808)	$(59,808)	$(339,600)	$(89,415)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(67,808)	$(59,808)	$(339,600)	$(89,415)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	55,931,412	54,430,000	55,931,412	54,430,000

See accompanying notes, which are an integral part of these financial statements

Venture Vanadium Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine months ended July 31, 2020 and year ended October 31, 2019

 (Unaudited)

	Common Stock		Additional Paid-in	Discount on common	Common Stock to	Accumulat-ed Deficit	Total Stockholders’
	Shares	Amount	Capital	stock	be issued		Equity
Balance, October 31, 2018	53,280,000	$53,280	$-	$(21,800)	$-	$(38,487)	$(7,007)
Shares issued for cash	-	-	-	-	-	-	-
Net loss	-	-	-	-		(17,214)	(17,214)
Balance, January 31, 2019	53,280,000	$53,280	$27,040	$(21,800)	$-	$(55,701)	$(24,221)
Shares issued for cash	-	-	-	-	-	-	-
Net loss	-	-	-	-		(12,393)	(12,393)
Balance, April 30, 2019	53,280,000	$53,280	$-	$(21,800)	$-	$(68,094)	$(36,614)
Shares issued for non-cash consideration	1,150,000	1,150	36,741			-	37,891
				-	-
Net loss	-	-	-	-	-	(59,808)	(59,808)
Balance, July 31, 2019	54,430,000	$54,430	$36,741	$(21,800)	$-	$(127,902)	$(58,531)
Shares issued for cash	367,470	367	249,633	-	-	-	250,000
Shares issued for non-cash consideration	150,000	150	58,750			-	58,900
				-	-
Net loss	-	-	-	-		(95,789)	(95,789)
Balance, October 31, 2019	54,947,470	$54,947	$345,124	$(21,800)	$-	$(223,691)	$154,580
Shares issued for cash	-	-	-	-	-	-	-
Shares issued for non-cash consideration for license acquistions	1,000,000	1,000	799,000			-	800,000

				-	-
Shares issued for non-cash consideration to a senior consultant	100,000	100	104,900			-	105,000

				-	-
Net loss	-	-	-	-	-	(86,661)	(86,661)
Balance, January 31, 2020	56,047,470	$56,047	$1,249,024	$(21,800)	$-	$(310,352)	$972,919
Shares to be issued for non-cash consideration to a senior consultant	-	-	-	-	120,000	-	120,000
Net loss	-	-	-	-	-	(185,131)	(185,131)
Balance, April 30, 2020	56,047,470	$56,047	$1,249,024	$(21,800)	$120,000	$(495,484)	$907,787
Net loss	-	-	-	-	-	(67,808)	(67,808)
Balance, July 31, 2020	56,047,470	$56,047	$1,249,024	$(21,800)	$120,000	$(563,292)	$839,979

See accompanying notes, which are an integral part of these financial statements

Venture Vanadium Inc.

STATEMENTS OF CASH FLOWS

Nine months ended July 31, 2020 and 2019

(Unaudited)

	Nine Months Ended July 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES Net loss – continuing operations	$(339,600)	$(59,808)
Stock based compensation	207,500	-
Adjustments to reconcile net loss to net cash (used in) operating activities:
Accounts payable and accrued expenses	55,678	-
CASH FLOWS USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(76,422)
		(59,808)
CASH FLOWS USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	-
		(24,822)
CASH FLOWS USED IN OPERATING ACTIVITIES	(76,422)	(84,630)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(105,000)	(66,150)
CASH FLOWS PROVIDED/(USED) IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(105,000)
		-
CASH FLOWS PROVIDED/(USED) IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	-
		8,389
CASH FLOWS PROVIDED/(USED) IN INVESTING ACTIVITIES
	(105,000)	(57,761)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loans	(3,350)	134,972
CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(3,350)
		134,972
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	-
		1,700
CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES	(3,350)
		136,672

NET DECREASE IN CASH	(184,772)	(5,719)

Cash, beginning of period	184,939	5,719

Cash, end of period	$167	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON CASH ACTIVITY:
Shares issued as prepaid expenses	$17,500	$-
Shares issued to acquire licences	$800,000	$-

See accompanying notes, which are an integral part of these financial statements

Venture Vanadium Inc.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2020

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We had no revenues for the nine months ended July 31, 2020. We currently have losses and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about our ability to continue as a going concern. Management anticipates that we will depend, for the near future, on additional investment capital to fund operating expenses. We intend to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Note 3 – IMPACT OF COVID-19

With the ongoing COVID-19 pandemic, the Company will need to manage its cash flow during these difficult times and funding resources may not be available as the outlook is uncertain. The Company’s plan of operations may not proceed and can be held up due to the impact of COVID-19. These are unprecedented times and the Company will adjust to the new realities and will actively monitor the impact of the pandemic on the Company’s business. The full extent of the impact of economic uncertainty on the Company’s business operations and financial results will depend on numerous factors that the company may not be able to accurately predict. In an effort to protect the health and safety are employees and consultants a significant amount of time is spent working remotely, international travel has been curtailed and a lot of other functions have been paused. Governments from around the world have enacted various measures to slow the spread and contain COVID-19. These measures include orders to close all business deemed “non-essential”, isolate residents to their homes and practice social distancing when engaging in essential activities. The Company anticipates that these actions and the global health crisis caused by this pandemic will negatively impact business activity across the globe. It is not clear what the potential effects, if any, that such alterations or modifications we have on our business, financial condition and cash flows. The duration of these measures is also unknown and may be extended with additional imposed measures.

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

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued by the FASB (including its Emerging Issues Task Force), the AICPA or the SEC would, if adopted, have a material effect on the accompanying financial statements for the nine months to July 31, 2020.

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

Note 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), we have analyzed our operations subsequent to July 31, 2020 to the date these financial statements were issued and have determined that we do not have any material subsequent events to disclose in these financial statements.

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

Under the terms of the option agreement, payments totaling $65,000 were made to the Optionor and 1,150,000 shares were issued to the Optionor. On November 22, 2019, Mr. Ilsley, Venture Vanadium Inc. and Mr. Yacoub entered into the Amended and Restated Desgrosbois Option Agreement whereby certain terms of the original agreement were amended.  Under the Amended and Restated Agreement, Mr. Yacoub agreed to transfer the titles in exchange for a $70,000 cash payment, the receipt from the Company of 1,000,000 shares and a two per cent (2.0%) Net Smelter Return on all metals extracted from the property. These transactions are reflected in the accounts as of July 31, 2020 and have been capitalized in accordance with the company’s accounting policy noted in note 3 above.

Note 8 – DISCONTINUED OPERATIONS

Further to the company entering into the Split-Off Agreement dated May 29, 2019, pursuant to current accounting guidelines, the business component relating to the assets and liabilities taken over is reported as a discontinued operations.

Note 9 – INCOME/(LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As of July 31, 2020 and 2019, there were no outstanding warrants or options.

The following table sets forth the computation of basic and diluted earnings per share:

	For the nine months ended July 31,
	2020	2019
Earnings per share – Basic and Diluted
Income (Loss) for the period	$(339,600)	$(89,415)
Basic average common stock outstanding - Basic and Diluted	55,931,412	54,430,000
Net earnings (loss) per share discontinued operations	$(0.00)	$(0.00)
Net earnings (loss) per share continuing operations	$(0.00)	$(0.00)
Net earnings (loss) per share – Basic and Diluted	$(0.00)	$(0.00)

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

Under the terms of the option agreement, payments totaling $65,000 were made to the Optionor and 1,150,000 shares were issued to the Optionor. On November 22, 2019, Mr. Ilsley, Venture Vanadium Inc. and Mr. Yacoub entered into the Amended and Restated Desgrosbois Option Agreement whereby certain terms of the original agreement were amended.  Under the Amended and Restated Agreement, Mr. Yacoub agreed to transfer the titles in exchange for a $70,000 cash payment, the receipt from the Company of 1,000,000 shares and a two per cent (2.0%) Net Smelter Return on all metals extracted from the property. These transactions are reflected in the accounts to July 31, 2020.

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

Revenue and cost of goods sold

For the nine months ended July 31, 2020, we reported no revenue.

Operating expenses

Total operating expenses for the three-month period ended July 31, 2020, were $67,808 and the total operating expenses for the three-month period ended July 31, 2019, were $59,808, making the total operating expenses for the nine months to July 31, 2020 and 2019 $339,600 and $59,808 respectively. The operating expenses for the nine-month period ended July 31, 2020 included audit fees of $10,775; legal & professional fees of $27,000; rent expense of $9,937; regulatory filing fees of $11,920; director’s fees of $45,000; geologist’s and other technical fees of $216,500; travel, entertaining and subsistence of $6,285; web services and news releases of $5,596 and sundry general and administrative expenses of $6,587. Operations were effectively halted during the three months to July 31, 2020 due to the ongoing Covid-19 pandemic, notwithstanding that the company continued to incur operating expenses.

Net Loss

The net loss for the three-month period ended July 31, 2020, was $67,808 and the net loss for the three-month period ended July 31, 2019 was $59,808. The net loss for the nine-month period ended July 31, 2020, was $339,600 compared to a net loss for the nine-month period ended July 31, 2019 of $89,415. Of the losses for the nine month period to July 31, 2019 totalling $89,415, $29,607 related to discontinued activities.

Liquidity and Capital Resources

As of July 31, 2020, our total assets were $1,047,717 compared to $309,989 as of October 31, 2019; the increase resulting from the acquisition of the title to the 30 Desgrosbois Proerty claims which were previously under option to the company.

As of July 31, 2020, our current liabilities were $207,738 and Stockholder’s Equity was $839,979.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine-month period ended July 31, 2020, net cash flows used in operating activities was negative $76,422, compared with negative $84,630 for the nine-month period ended July 31, 2019 of which negative $24,822 related to discontinued activities. The cash flows used in operating activities for the nine-month period ended July 31, 2019 related entirely to discontinued operations. The increase in cash flows used in the nine-month period ended July 31, 2020 reflects the increased activity by the company due to its new operations, its exploration activities and the strengthening of the management team.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine-month period ended July 31, 2020, we used $105,000 of cash in investing activities which related to the acquisition of the title to the 30 Desgrosbois Property claims which were previously under option to the company. This compares with cash outflows from investing activities in the corresponding period ending July 31, 2019 of $57,761 which related option payments on the Degrosbois claims less  receipts from the disposal of assets used in discontinued activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine-month period ended July 31, 2020, we used $3,350 of cash in financing activities, compared to inflows of $136,672 for the nine-month period ended July 31, 2019. These were in connection with changes in related party loans in both periods.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on September 14, 2020.

Venture Vanadium Inc.

By:	/s/	Ian Ilsley
	Name:	Ian Ilsley
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)