Form 10-K
period 2020-10-31
VENTURE VANADIUM INC.
filed 2021-03-22
CIK 1692981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2020

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-215459

VENTURE VANADIUM INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	32-0507158 (I.R.S. Employer Identification No.)

One Oxford Centre

301 Grant Street, Suite 4300

Pittsburgh PA 15219

412-577-2499

info@venturevanadium.com

 (Address of principal executive offices) (Zip Code)

Securities registered under Section 12(b) of the Exchange Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/a	N/a	N/a

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☒       No o

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No o

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒       No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Emerging growth company o	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o       No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   56,047,470

 common shares issued and outstanding as of March 18, 2021

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended April 30, 2020, was approximately $17.0 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers, affiliated holders of 10% or more of the registrant’s common stock and their affiliates.

PART I

Item 1. Description of Business

Forward-looking statements

Statements made in this Annual Report on Form 10-K (this “Form 10-K”) that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

On November 22, 2019, we entered into the Amended and Restated Desgrosbois Option Agreement amending certain terms of the Option Agreement.  Under the Amended and Restated Agreement, we acquired a 100% title to the Desgrosbois Property in exchange for a $70,000 cash payment, the issuance of 1,000,000 shares and the grant of a two per cent net smelter return on all metals extracted from the Desgrosbois Property.

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

We have not generated any revenue from current operations since inception and do not expect to generate revenue for the foreseeable future as we engage in exploratory activities.

If we are not able to locate a viable mineral deposit, we would suffer a material adverse effect on our operations and we would be forced to cease operations or change them entirely.

Initial Project

We have titles to projects located on the Desgrosbois Property.  The property is located on map sheet 31J01 of the National Topographic System (“NTS”) of Canada. The Desgrosbois Property is located in southern Quebec in the regional municipality of Sainte-Agathe des-Monts, Terrebonne and Argenteuil townships. The Desgrosbois Property extents north-south between Highway 117 and the south-eastern shore of Lake Manitou. From there, it continues along an east-west direction overlying in part lakes Cornu, Long and de La Blanche.

The Desgrosbois Property is within 800 meters of the Ivry Property.  We do not own titles to the Ivry Property but discuss it in this report as we believe it is helpful in understanding Fe-Ti-V mineralization in the area. We cannot guarantee that the mineral deposits on the two properties will be similar or that reports on the Ivry properties will accurately predict mineralization on the Desgrobois Property. The Ivry Property consists of 30 contiguous mineral claims (polygons) for a total area of 1,790 hectares or 17.90 km2. The claim block is centered at coordinates 74.430º W Long. And 46.080° N. Lat. or UTM coordinates 544091m E and 5103135m N (NAD83; Zone 18N). In November 2019, the title to two claims hosting the Ivry mine lapsed, and a staking application to acquire these claims were made on behalf of Venture Vanadium. We intend to obtain title to these claims in due course, which will result in our Desgrosbois property becoming 32 claims instead of 30 claims and for a total of 1,909.33 hectares or 19.09 Km2.  The property is centred at coordinates 74.430º W Long. And 46.080° N. Lat. or UTM coordinates 544091m E and 5103135m N (NAD83; Zone 18N).

There are two past producing Fe-Ti mines within the confines of the Desgrosbois Property. The old Ivry mine is a horse shoe-shaped pit revealing a body of massive hemoilmenite (ilmenitite). A helicopter-borne magnetic survey completed in December 2007 revealed strong magnetic highs concentrated in the north-eastern corner of the Desgrosbois Property around the old Desgrosbois-Ivry deposits and to the south-western extremities. Strong magnetic lows appear in the vicinity of the old Ivry and Desgrosbois pits in the north-eastern portion of the Desgrosbois Property. These regions constitute targets for future exploration. According to 43/101 technical report by Mr. Michel Boily, the 2007 helicopter survey reveals several exposures of massive veins and irregular bodies of magnetite±ilmenite located directly north of the Desgrobois mine.

Access to the Desgrosbois Property is via Highway 15 going north from Montreal for roughly 80 km until the Highway 15 changes into Highway 117. From there, there are numerous paved and gravel roads that crisscross the property site. Travelling 8.0 km NNW from the Highway 117/15 intersection, turn back at a crossing to re-engage Highway 117 in a SSW direction for 310 meters. The pit and the mineral occurrence, or showing, of Fe-Ti in the Desgrosbois property is situated just 40 to 50 m south of the roadside.

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

1953-1958- Laboratory tests and beneficiation of the ore were conducted. A 1955 report produced by N. Soludocha evaluated the commercial utilization of titaniferous magnetite detailing the production costs and the design of the projected plant and equipment. In 1956 grinding tests were performed by Aerofall Mills Co. (Ensio, 1956; GM 05103C). The Mines and Technical Survey branch in Ottawa also did some research at a pilot plant in 1957 (Bourret, 1958). We have accurate information relative to the localization of the core holes drilled during the 1958 campaign at the old Desgrosbois mine. All DDH are vertical and reach thicknesses ranging from 40 to 80 meters. The core sections illustrate massive magnetite-ilmenite zones reaching 50 meters in thickness with subordinate sections of disseminated mineralization commonly occurring within the first 30 meters of core. The overall impression of the mineralization is of a subhorizontal mass comprised in a 220 x 110 meter area with a thick N and NW section near the old Desgrosbois pit tapering gradually toward the southeast. A subhorizontal section of disseminated magnetite-ilmenite mineralization is present in the first 30 meters. The histograms of the Fe (wt. %) and TiO2 (wt. %) assays extracted from the core logs of Hendricks (1958; GM 11645), indicate similar skewed shapes reflecting the dominance of massive titanomagnetite sections. Average concentrations of the Desgrosbois mineralization are: 37.5±7.6 wt. % Fe and 10.20±2.34 wt. % TiO2. Hendricks (1954) established a calculation that indicated historical mineral resources of 5.523 Mt of ore grading 40.82 wt. % Fe and 10.99 wt. % TiO2 with an average thickness of 30 meters. The ore zone lies in an elliptical shaped area with long and short dimension of 300 and 200 meters respectively.

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

2019 – Date – In January 2019, we commissioned an updated N43-101 report from Michel Boily who produced an earlier report on the licenses. A copy of this N43-101 is available on our website. In September 2019, we commissioned On Track Exploration (OTE), an entity controlled by the then owner of the titles that were the subject of the report, to engage the Geogenius Exploration Consulting team to assess the Fe-Ti-V metalliferous potential of these properties in the Sainte-Agathe-des-Monts area, Quebec, Canada.

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

The consulting team consisted of geologists Stewart Jackson (PhD, P.Geo, Q.P.), a senior consultant to Venture Vanadium, Inc., Fayz Yacoub (P.Geo, President of On-Track Exploration Ltd. and the then owner of the titles on the Desgrobois property), and author Jocelyn Pelletier (Msc, P. Geo, independent consultant geologist). The field assistants were experienced geo-technicians, Jean- Claude

Ligot and Sean Lecler. For access logistics, the team was based in Sainte-Agathe-des-Monts, and the trip was done by SUV pickup truck.

The fieldwork was carried out the last week of August 2019, the samples were prepared on August 31 and September, 2019, and the maps and the report were produced during the months of September and October 2019. On September 11, 2019, a due diligence visit was done by Ian Ilsley (President of Venture Vanadium Inc.) and Jocelyn Pelletier.

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

2) Geochemical analysis method

The method for geochemical analysis of the metalliferous contents of the samples is the same as that used by Michel Boily, because it is the best suited for iron-titanium ore.

3) Sampling work

A total of 45 samples were collected for all areas of the mineralized showings. Most of samples were chip samples (20 to 60cm) crosscutting the mineralized zones, but they should be considered as continual non-selective samples. The mineralized unit shows ore zones with variation of concentration of mineralization with podiform/pockets shape at small scale, but can be considered homogeneous composition at large scale.

Below is the subdivision of the sampling:

-  25 samples in the Desgrosbois sector, including 22 in the mine pit.

-  19 samples in the Ivry-East area.

-  1 sample in the Titanium Development sector (see figure 3 below)

Three (3) maps were produced with sampling made in September 2019. Samples are located with a precision of ±1m, based GPS location and physical position with an aerial image made by a drone flying at 120m altitude. The maps produced cover these areas:

Desgrosbois mining pit (22 samples) – figure 1

Desgrosbois North (3 samples) – figure 2

Ivry-East (19 samples) + Titanium Development (1 sample) – figure 3

Sampling maps provide the mineralized trends and grades for each area (see below).

Table 1 : Results of the 45 samples taken of Desgrosbois project in September 2019.

SAMPLE	ME-XRF21n	ME-XRF21n	ME-XRF21n	ME-XRF21n	ME-XRF21n	ME-XRF21n	ME-XRF21n
DESCRIPTION	Fe (%)	TiO2 (%)	V (%)	Cu (%)	S (%)	P (%)	SiO2 (%)
DE-19-JR001A	3,36	0,61	0,006	0,005	0,092	0,042	53,3
DE-19-JR002A	2,84	0,78	0,009	0,005	0,064	0,011	53,3
DE-19-JR003A	43,47	>30.0	0,191	0,008	0,309	0,048	3,04
DE-19-JR004A	38,79	>30.0	0,184	0,007	0,802	0,022	6,31
DE-19-JR004C	36,86	29,9	0,18	0,005	0,208	0,03	9,64
DE-19-JR004D	40,91	>30.0	0,196	0,008	0,879	0,017	4,8
DE-19-JR006A	29,08	22,7	0,134	0,007	0,19	0,08	19,65
DE-19-JR007A	30,63	8,92	0,103	0,007	0,824	1,535	20,7
DE-19-JR008A	32,49	25,1	0,151	0,006	0,137	0,024	16,05
DE-19-JR009A	33,68	9,15	0,106	0,007	1,145	1,45	18,85
DE-19-JR009B	40,17	16,1	0,138	0,008	1,285	1,21	10,75
DE-19-JR009C	40,6	10,65	0,126	0,007	1,345	1,66	11,55
DE-19-JR009D	40,07	10,65	0,124	0,007	1,24	1,66	10,65
DE-19-JR009E	39,42	11	0,123	0,009	0,883	1,745	12,45
DE-19-JR009F	37,08	11,8	0,12	0,009	0,86	2,06	12,9
DE-19-JR009G	28,45	7,78	0,09	0,007	0,795	1,44	23,8
DE-19-JR010A	40,85	11,35	0,132	0,012	1,345	1,64	11,3
DE-19-JR011A	27,66	7,7	0,085	0,007	0,872	1,495	24,1
DE-19-JR011B	28,82	7,75	0,093	0,008	0,869	1,415	24,6
DE-19-JR011C	28,88	7,83	0,095	0,008	0,88	1,465	22,8
DE-19-JR012A	32,82	8,99	0,108	0,009	0,933	1,665	19,6
DE-19-JR012B	29,78	8,11	0,099	0,009	0,742	1,7	21,6
DE-19-JR013A	29,82	8,16	0,091	0,007	0,883	1,755	21,1
DE-19-JR013B	40,81	11,1	0,153	0,009	0,544	1,31	11,65
DE-19-JR014A	31,04	8,33	0,097	0,009	1,015	1,465	20,6
DE-19-JR014B	30,35	8,5	0,097	0,009	1,045	1,565	21
DE-19-JR-015	31,2	8,49	0,114	0,013	1,7	0,522	23,8
DE-19-JR-017	45,68	11,1	0,15	0,006	0,386	3,23	1,95
DE-19-SR-1	39,98	11	0,122	0,009	1,48	1,76	11,35
DE-19-SR10	26,6	19,3	0,116	0,01	1,225	0,027	22,1
DE-19-SR11	34,68	27,7	0,169	0,007	1,015	0,016	10,9
DE-19-SR12	35,21	28,2	0,166	0,006	0,744	0,014	10,9
DE-19-SR13	39,72	>30.0	0,18	0,007	1,145	0,036	6,75
DE-19-SR14	8,68	5,9	0,035	0,002	0,158	0,015	45,5
DE-19-SR15	41,43	>30.0	0,2	0,007	0,48	0,039	3,7
DE-19-SR16	42,17	>30.0	0,196	0,007	0,949	0,008	3,53
DE-19-SR17	24,26	17,65	0,108	0,009	0,665	0,031	26,2
DE-19-SR-2	39,56	10,65	0,126	0,008	1,09	1,755	12
DE-19-SR-3	37,56	10,65	0,117	0,009	0,836	1,64	13,3
DE-19-SR-4	41,44	10,55	0,126	0,009	1,135	1,665	11,3
DE-19-SR-5	26,75	7,22	0,084	0,008	0,593	1,385	25,7
DE-19-SR7	34,98	21,6	0,127	0,06	4,61	0,017	14,2
DE-19-SR8	1,98	0,53	0,004	0,006	0,033	0,046	54,4
DE-19-SR9	28,88	22,2	0,134	0,007	0,776	0,093	19,25

Sampling Desgrosbois prospect
N
DE-19-JR009A
33.68 % Fe
9.15 % TiO2
0.106 % V
DE-19-SR-2
39.56 % Fe
10.65 % TiO2
0.125 % V
DE-19-JR009B
40.17 % Fe
16.1 % TiO2
0.138 % V
DE-19-JR009D
40.07 % Fe
10.65 % TiO2
0.124 % V
DE-19-JR009C
40.6 % Fe
10.65 % TiO2
0.126 % V
DE-19-JR009E
39.42 % Fe
11 % TiO2
0.123 % V
DE-19-SR-3
37.56 % Fe
10.65 % TiO2
0.117 % V
DE-19-JR009F
37.08 % Fe
11.8 % TiO2
0.12 % V
DE-19-SR-1
39.98 % Fe
11 % TiO2
0.122 % V
DE-19-JR009G
28.45 % Fe
7.78 % TiO2
0.09 % V
DE-19-JR010A
40.85 % Fe
11.35 % TiO2
0.132 % V
DE-19-JR011A
27.66 % Fe
7.7 % TiO2
0.085 % V
DE-19-JR011B
28.82 % Fe
7.75 % TiO2
0.093 % V
DE-19-JR011C
28.88 % Fe
7.83 % TiO2
0.095 % V
DE-19-JR12A
32.82 % Fe
8.99 % TiO2
0.108 % V
DE-19-SR-4
41.44 % Fe
10.55 % TiO2
0.126 % V
DE-19-JR014A
31.04 % Fe
8.33 % TiO2
0.097 % V
DE-19-JR014B
30.35 % Fe
8.5 % TiO2
0.097 % V
DE-19-JR012B
29.78 % Fe
8.11 % TiO2
0.099 % V
DE-19-JR013A
29.82 % Fe
8.16 % TiO2
0.091 % V
DE-19-JR013B
40.81 % Fe
11.1 % TiO2
0.153 % V
DE-19-SR-5
26.75 % Fe
7.22 % TiO2
0.084 % V
Legend
Assays Vanadium
0 - 0.01
0.01 - 0.05
0.05 - 0.1
0.1 - 0.15
0.15 - 0.2
Assays Titanium
0.5 - 1
1 - 2
2 - 5
5 - 10
10 - 15
15 - 20
20 - 25
25 - 30
Assays Iron
0 - 5
5 - 10
10 - 15
15 - 20
20 - 25
25 - 30
30 - 35
35 - 40
40 - 45
45 - 50
Pit Contour
0 2.5 5 10
Meters
UTMWGS84-Zone18N
Geogenius Exploration Consulting
548890
548900
548910
548920
548930
548940
548950
548960
5105140
5105130
5105120
5105110
5105100
5105090

Figure 1

548800
548900
549000
549100
549200
549300
549400
549500
5105700
5105600
5105500
5105400
5105300
5105200
N
Desgrosbois-North
DE-19-JR-018
30.17 % Fe
9.07 % TiO2
0.104 % V
DE-19-JR-017
45.68 % Fe
11.1 % TiO2
0.15 % V
DE-19-JR-015
31.2 % Fe
8.49 % TiO2
0.114 % V
Legend
Assays Iron
0 - 5
5 - 10
10 - 15
15 - 20
20 - 25
25 - 30
30 - 35
35 - 40
40 - 45
45 - 50
Assays Titanium
0.5 - 1
1 - 2
2 - 5
5 - 10
10 - 15
15 - 20
20 - 25
25 - 30
Assays Vanadium
0 - 0.01
0.01 - 0.05
0.05 - 0.1
0.1 - 0.15
0.15 - 0.2
Geogenius
Exploration
Consulting
0 20 40 80
Meters
UTMWGS84-Zone18N

Figure 2

Sampling Ivry-East prospect
N
Ivry Pit
DE-19-SR7
34.98 % Fe
21.6 % TiO2
0.127 % V
DE-19-JR003A
43.47 % Fe
30 % TiO2
0.191 % V
DE-19-SR9
28.88 % Fe
22.2 % TiO2
0.134 % V
DE-19-SR10
26.6 % Fe
19.3 % TiO2
0.116 % V
DE-19-JR001A
3.36 % Fe
0.61 % TiO2
0.006 % V
DE-19-JR004A
38.79 % Fe
30 % TiO2
0.184 % V
DE-19-SR15
41.43 % Fe
30 % TiO2
0.2 % V
DE-19-JR004C
36.86 % Fe
29.9 % TiO2
0.18 % V
DE-19-SR11
34.68 % Fe
27.7 % TiO2
0.169 % V
DE-19-SR8
1.98 % Fe
0.53 % TiO2
0.004 % V
DE-19-SR14
8.68 % Fe
5.9 % TiO2
0.035 % V
DE-19-SR13
39.72 % Fe
30 % TiO2
0.18 % V
DE-19-SR12
35.21 % Fe
28.2 % TiO2
0.166 % V
DE-19-JR004D
40.91 % Fe
30 % TiO2
0.196 % V
DE-19-SR16
42.17 % Fe
30 % TiO2
0.196 % V
DE-19-JR007A
30.63 % Fe
8.92 % TiO2
0.103 % V
DE-19-SR17
24.26 % Fe
17.65 % TiO2
0.108 % V
DE-19-JR006A
29.08 % Fe
22.7 % TiO2
0.134 % V
DE-19-JR008A
32.49 % Fe
25.1 % TiO2
0.151 % V
Titanium Developement
DE-19-JR002A
2.84 % Fe
0.78 % TiO2
0.009 % V
Legend
Assays Iron
0 - 5
5 - 10
10 - 15
15 - 20
20 - 25
25 - 30
30 - 35
35 - 40
40 - 45
45 - 50
Assays Titanium
0.5 - 1
2 - 5
5- 10
10 - 15
15 - 20
20 - 25
25 - 30
Assays Vanadium
0 - 0.01
0.01 - 0.05
0.05 - 0.1
0.1 - 0.15
0.15 - 0.2
Pit Contour
0
20
40
80
Meters
UTMWGS84-Zone18N
Geogenius Exploration Consulting
548800
548880
548960
549040
549120
549200
549280
5103120
5103040
5102960
5102880
5102800

Figure 3

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

2) Titanium Development Deposit

The Titanium Development, located approximately 500 meters to the south east of the Ivry Mine, shows only one outcrop on the surface, i.e. an anorthosite with low iron oxide release. Several drill casings testify to soundings, which are the only tools for understanding the body mineralized below. According to these ancient, drilling works the mineralization would be hematite, so a more oxidized expression of the mineralization. As for the vanadium grades, we do not know the mineralization results, because we do not have any drilling samples and, because they are made of hematite, we cannot predict the grades.

In 1958, a total of 1,228m (4,029 feet) of diamond drilling was drilled by Titanium Development Corporation and an estimate of 2.869 Mtons grading 38.5% iron and 30.84% titanium dioxide was delineated as drill indicated reserves for open pit mining method to the deposit.

The Ivry Deposit

We anticipate that our title to the Ivry Property claims will be registered in Venture Vanadium’s name within the next week to ten days and we believe it is helpful to discuss these claims in order to understand Fe-Ti-V mineralization in the area as the Desgrosbois Property is linked to the Ivry Property claims. We cannot guarantee that the mineral deposits on the two properties will be similar or that reports on the Ivry properties will accurately predict mineralization on the Desgrobois Property.

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

2019 – Date – To be read in conjunction with the sampling data above. Two claims encompassing the Ivry mine are currently being transferred into the ownership of Venture Vanadium Inc., as it is a preferred site for understanding Fe-Ti-V mineralization. The walls of more than 8 meters in height show massive oxide bodies, rather tabular and horizontal. High-grade zones vary from 40% to 95%, as they appear to follow the laws of accumulation and amalgamation (figure 12). It is possible to consider deposits of layered igneous types. On our geologist’s recommendation, the Mine Ivry Mine claims have been added to the Desgrosbois property in order potentially increase the property value.

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

Ivry-East is also a potential area, as mineralization forms massive magnetite-ilmenite mineralized bodies that extend into the Ivry mine pit. The shape of the bodies is distinguishable only on a single stripping and some outcrops, and seems to show tabular lenses slightly puddled body. There appears to be a link between the orientation and dip of the ore bodies of the Ivry mine and those of the Ivry-East extension.

Metallogeny

Whether from the old mine pits or from the drill holes, we believe that the mineralized bodies seem to form horizontal and tabular lens bodies surrounded by Fe-Ti dissemination halo in the Morin anorthosite. The mineralization is made of Fe-Ti-V oxides, mostly magnetite-ilmenite for the Desgrosbois mine and the Ivry mine. Whereas some mineralized zones are described as hematite and titanite ore in drilling performed in the Titanium Development zone (MENR, 2019). Thus, oxidation of the oxide formation medium would have varied over time, and perhaps even as a function of the depth of crystallization of the magma. Hematite ore could be under-estimate while it does not create electromagnetic anomalies.

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

Future Acquisitions

Although we are seeking to expand in the vanadium and related battery metals market and are constantly seeking additional opportunities, we do not currently have any agreements to acquire additional properties other than those listed in this report.

Office Facilities

With effect from July 1, 2019, we entered into a lease for a small office space located at One Oxford Center, 301 Grant Street, Suite 4300, Pittsburgh PA 15219. The lease contract was signed for a six-month term with the option of extension for an additional one-year term thereafter. Our rent expense was approximately $9,937 in our fiscal year ended October 31, 2020.

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

Our Strategy

Our goal is to continue testing soil samples at the Desgrosbois Property, to make a determination as to whether sufficient mineral deposits are present to make the development of the land viable as a source of revenue through the mining and production of vanadium and titanium. Although our testing might not prove successful in detecting vanadium deposits, we believe we can accomplish our goal by implementing the following 12-month business strategy:

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

Within the next year, we intend to explore and develop the property as follows:

•

compile and evaluate the previous database. The property data consists of geological, geochemical, and geophysical surveys. The database represents the exploration work conducted on the property area between 1952 and 2004. At that time titanium and vanadium were not the main focus;

•

undertake a detailed geological study to determine more precisely the extent and the grade of Ti-Fe-V mineralization;

•

produce a 3D model from historical data, to determine the shape, volume and approximate content of the ore body of each area of interest to give an idea of the potential of these.

•

continue drilling and bulk sampling the main target areas in order to confirm previous results and to outline the full extent of the Ti-Fe-V mineralization. Reproduce the most successful historical drill holes in order to establish a level of confidence with these historical data;

•

design exploration audits and pits for a bulk sampling program;

•

recast detailed drilling and reserve estimates using geological information such as drill intersections and grade, drill spacing, the depth of mineralization, method of sampling, drilling method and consistency of mineralization;

•

undertake metallurgical test work to establish the best process for separating the vanadium, titanium and Iron from the mineralized ore material;

•

use the 3D model and geophysics to define the next targets of interest, in order to enlarge their volume; and

•

make a preliminary assessment of feasibility with emphasis on the economics of the project.

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

Expenditures on Research and Development during the Last Two Fiscal Years

Since October 31, 2019 to the date of this report, we have not spent any funds on either Company-sponsored research and development activities or customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services, or techniques.

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

Item 1A.  Risk Factors

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Report. The following information should be read in conjunction with Part II, Item 7, “Management’sDiscussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

Venture Vanadium Inc. is a company focused on conducting mining and mineral exploration, primarily in the business of exploration and mining of vanadium. We are still in the testing and sampling stages in our work program to develop and mine vanadium from the Desgrosbois Property. As such, we are a development stage, “start-up” company with no history of revenue-generating operations in the business of minerals exploration. Therefore, we are, and expect for the foreseeable future to be, subject to all the risks and uncertainties inherent in a new business, in particular new businesses engaged in the exploration and mining of mineral resources. We must establish many important functions necessary to operate a business, including conducting soil sampling and borehole testing, obtaining and maintaining the necessary regulatory approvals and permits to further our exploration and, eventually, should our exploration prove successful, to begin mining vanadium, should such deposits exist on our properties, and to establish a managerial and administrative structure and an internal infrastructure for our compliance with various local, state and federal environmental laws and regulations.

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

As of the date hereof, we have raised our operating funds through contacts, high net-worth individuals and strategic investors situated in the United States and Cayman Islands. We have not generated any revenue from operations since inception. We have limited assets upon which to commence our business operations and to rely otherwise.  At October 31, 2020, we had cash and cash equivalents of approximately $21.  We anticipate that over the next 24 months we will require approximately $1,000,000 to continue operations as planned. As such, we will have to raise additional funds to implement our business plan. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. Such funds may not be available to us or may not be available on terms that are commercially acceptable. If we are unable to raise sufficient funds, we will be forced to scale back or cease our operations.

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

We have experienced net losses since inception. As of October 31, 2020, we had an accumulated deficit of $612,196. We expect to make significant future expenditures related to the development and expansion of our business, including conducting testing to both obtain the necessary regulatory approvals as well as to understand the viability of our goal of mining the Desgrosbois Property for vanadium deposits, if such deposits exist. If our revenue declines or fails to grow at a rate faster than our operating expenses, and we are unable to secure funding under terms that are favorable or acceptable to us, or at all, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We might never achieve profitability in the future and, even if we do become profitable, we might not be able to sustain that profitability.

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

We might not be able to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the fiscal year ended October 31, 2020 with respect to this uncertainty. Accordingly, our ability to continue as a going concern will require us to seek alternative financing to fund our operations. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

Our decision to exercise the option to purchase the titles to the Desgrobois properties was partially based on a non-independent assessment of the property to which the titles related.

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

We have one officer, Ian Ilsley, who is also our sole director.  The loss of Mr. Ilsley would have a material adverse effect on our business, financial condition or results of operations. We do not currently maintain key-person life insurance for him.  Our ability to continue to explore and develop our mineral concessions, in large part, depends upon our ability to attract and maintain qualified key personnel. There is competition for such personnel, and we might not be able to attract and retain them. We may not be able to find qualified geologists and mining engineers on a timely basis or at all to further expand our business plan. Furthermore, if we are able to find qualified employees, the cost to hire them (and then retain them) may be too great as there may be other opportunities elsewhere at a higher rate than we are able to pay.

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

We currently have only one director and officer beneficially, Ian Ilsley.  Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, since we only have one director, he has significant control over all corporate issues.  Until we have a larger  Board of Directors that would include a majority of independent members, if ever, there will be limited oversight of our director’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

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

Item 2.  Description of Properties

We do not own any real estate or other properties.

As mentioned in Item 1, we own the titles to explore the claims that we refer to as the Desgrosbois properties and which represent 1,789.80 hectares (4,422.69 acres) situated in Quebec within NTS map sheets 31J/01:

Title Number	Area (hec.)	Date of Expiration	Amount of Work Required for Renewal
2519511	59.65	June 5, 2022	CDN$1,200
2519512	59.65	June 5, 2022	CDN$1,200
2519513	59.66	June 5, 2022	CDN$1,200
2519514	59.66	June 5, 2022	CDN$1,200
2519684	59.67	June 12, 2022	CDN$1,200
2519685	59.66	June 12, 2022	CDN$1,200
2519686	59.64	June 12, 2022	CDN$1,200
2519687	59.64	June 12, 2022	CDN$1,200
2520082	59.67	June 27, 2022	CDN$1,200
2520083	59.67	June 27, 2022	CDN$1,200
2520084	59.67	June 27, 2022	CDN$1,200
2520085	59.67	June 27, 2022	CDN$1,200
2520086	59.67	June 27, 2022	CDN$1,200
2520087	59.67	June 27, 2022	CDN$1,200
2520088	59.67	June 27, 2022	CDN$1,200
2520089	59.67	June 27, 2022	CDN$1,200
2520090	59.66	June 27, 2022	CDN$1,200
2520091	59.66	June 27, 2022	CDN$1,200
2520092	59.66	June 27, 2022	CDN$1,200
2520093	59.66	June 27, 2022	CDN$1,200
2520094	59.66	June 27, 2022	CDN$1,200
2520095	59.66	June 27, 2022	CDN$1,200
2520096	59.66	June 27, 2022	CDN$1,200
2520097	59.65	June 27, 2022	CDN$1,200
2520098	59.65	June 27, 2022	CDN$1,200
2520099	59.65	June 27, 2022	CDN$1,200
2520100	59.65	June 27, 2022	CDN$1,200
2520101	59.65	June 27, 2022	CDN$1,200
PENDING	59.67	PENDING	CDN$1,200
PENDING	59.67	PENDING	CDN$1,200

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

Item 4.  Mine Safety Disclosures

We are not engaged in mining activities at the date of this Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Pink at this time under the symbol “VENV”.  Trading in stocks quoted on the OTC Pink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  There might never be a market in the future for our common stock.

OTC Pink securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Pink securities transactions are conducted through a computer network connecting dealers in stocks.  OTC Pink issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The OTC Markets Group did not quote any bids for our common stock prior to September 9, 2019.  Since then the lowest bid for our common stock was $0.05 per share and the highest bid was $1.67.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High Bid* ($)		Low Bid* ($)
Fiscal Year Ended October 31, 2020
Fourth quarter ended October 31, 2020		$1.45	0.50
Third quarter ended July 31, 2020		$1.68	0.85
Second quarter ended April 30, 2020		$0.85	0.85
First quarter ended January 31, 2020		$1.05	0.525
Fiscal Year Ended October 31, 2019
Fourth quarter ended October 31, 2019		$1.29	0.45
Third quarter ended July 31, 2019	$	n/a	n/a
Second quarter ended April 30, 2019	$	n/a	n/a
First quarter ended January 31, 2019	$	n/a	n/a

* The quotations of the high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission.

On January 31, 2020, the last reported closing price per share of our common stock on the OTC Pink was $0.5120.

Number of Holders

As of December 31, 2020, the 56,047,470 issued and outstanding shares of common stock were held by a total of 25 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended October 31, 2020 and 2019.

Recent Sales of Unregistered Securities

We have the authoritiy to issue up to 75,000,000 shares of common stock, $0.001 par value per share.

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

In October 2019, we issued 100,000 shares of common stock at $0.01 to a senior geologist under the terms of his consultancy agreement entered into on January 1, 2019 with us. There have been no further issuances of shares to consultants. It is intended that these will re-commence once the travel restrictions implemented as a result of the Covid-19 pandemic have been lifted and the consultants are again able to fulfill their duties per their consultancy agreements.

In October 2019, we issued 50,000 shares of common stock at $0.05 to a director under the terms of the assignment of the option agreement to acquire exploration rights over 30 mineral claims (The Desgrosbois Property).

In November 2019, we issued 1,000,000 shares of common stock in connection with the acquisition of the titles in the Desgrosbois Property.

There were 56,047,470 shares of common stock issued and outstanding as of December 20, 2020.

Purchase of our Equity Securities by Officers and Directors

None

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the year ended October 31, 2020 and October 31, 2019:

Revenue and cost of goods sold

We did not generate any revenues for the year ended October 31, 2020 (Year ended October 31, 2019 – nil).

Operating expenses

Total operating expenses for continuing operations for the year ended October 31, 2020 were $388,504 (October 31, 2019 - $185,204, of which $35,037 related to operating expenses for discontinued operations). The operating expenses for the year ended October 31, 2020 included work program & technical fees of $237,000, an increase of $181,297 over those recorded in FY 2019 which reflects the company having geared up its work program which commenced mid FY 2019.  Website costs were $3,725 for the year ended October 31, 2020 compared with $18,875 in FY 2019. The 2019 charge reflects the development cost of the company’s website whereas the

2020 charge is largely for ongoing maintenance. Legal & professional fees were $68,458 for the year ended October 31, 2020 which comprised audit fees of $13,775, legal fees of $36,000 being a retainer for legal services, $5,690 for press announcements and subscriptions to financial data services, together with $12,993 for regulatory filing fees, etc. Legal and professional fees for FY 2019 were $45,221. General and administrative expenses for the year to October 31, 2020 were $79,320, the largest item within this category being director’s fees of $60,000. Other items include rent of $9,937 (FY 2019 - $7230) and travel of $5,208 (FY 2019 - $5,039). The balance of $4,175 relate to general admin costs. Overall, the increase in expenditures are due to the low levels of activity in FY 2019 as the former business was wound down, with the new activities not coming on stream until FY 2020.

Net Loss

The net loss for the year ended October 31, 2020 was $388,504. The net loss for continuing operations for the year ended October 31, 2019 was $150,167. Additionally, there was a loss on discontinued operations of $ 35,037, making a total loss for the year of $185,204.

Liquidity and Capital Resources and Cash Requirements

At year ended October 31, 2020, we had cash of $21 ($184,939 as of October 31, 2019). We had a working capital deficit of $238,975 as of October 31, 2020 and working capital of $29,530 as of October 31, 2019.

During the year ended October 31, 2020, we used $76,767 of cash in operating activities, whereas during the year ended October 31, 2019, we used $101,239 of cash in operating activities and a further $30,114 in relation discontinued operations.

During the year ended October 31, 2020, we used $105,000 of cash in investing activities. This compares to cash used in investing activities of $56,799 in 2019.

During the year ended October 31, 2020, we used $3,151 of cash in financing activities whereas during the year ended October 31, 2019, we generated $367,372 of cash in financing activities.

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

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and are unlikely to generate significant revenues in the forseeable future. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in outsourced services and products.

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

Item 8. Financial Statements and Supplementary Data

VENTURE VANADIUM INC

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Venture Vanadium Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Venture Vanadium Inc. (“the Company”) as of October 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended October 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Spokane, Washington March 19, 2021

VENTURE VANADIUM INC

BALANCE SHEETS

October 31, 2020 and 2019

(Audited)

ASSETS	October 31, 2020	October 31, 2019
Current Assets
Cash and cash equivalents	$21	$184,939
Prepaid expense	-	-
Total Current Assets – continuing operations	21	184,939
Total Current Assets – discontinued operations	-	-
Total Current Assets	$21	$184,939

Fixed Assets
Exploration License Options	1,030,050	125,050
Equipment, net	-	-
Total Non-current Assets – continuing operations	1,030,050	125,050
Total Non-current Assets – discontinued operations	-	-
Total Non-current Assets	1,030,050	125,050

Total Assets – continuing operations	1,030,071	309,989
Total Assets – discontinued operations	-	-
Total Assets	$1,030,071	$309,989

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	135,665	48,928
Related Party Loans	$103,331	$106,481
Total Current Liabilities – continuing operations	238,996	155,409
Total Current Liabilities – discontinued operations	-	-
Total Current Liabilities	238,996	155,409

Total Liabilities	$238,996	$155,409

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 54,947,470 and 54,947,470 shares issued and outstanding	56,047	54,947
Discount on Common Stock	(21,800)	(21,800)
Additional paid in capital	1,249,024	345,124
Common Stock to be issued	120,000	-
Retained earnings (accumulated deficit)	(612,196)	(223,691)
Total Stockholder’s Equity (Deficit)	$791,075	$154,580

Total Liabilities and Stockholders’ Equity	$1,030,071	$309,989

See accompanying notes, which are an integral part of these financial statements

VENTURE VANADIUM INC

STATEMENTS OF OPERATIONS

Years ended October 31, 2020 and 2019

(Audited)

	Years Ended October 31,
	2020	2019
Revenue	$-	$-
Cost of goods sold	-	-
Gross Profit	-	-

OPERATING EXPENSES
Work Program & technical	237,000	55,703
Legal & professional	68,458	45,221
Website design & development	3,725	18,875
General and Administrative Expenses	79,321	30,368
TOTAL OPERATING EXPENSES	$388,504	$150,167

LOSS FROM CONTINUING OPERATIONS	(388,504)	(150,167)
LOSS FROM DISCONTINUED OPERATIONS	-	(35,037)
LOSS FROM OPERATIONS	(388,504)	(185,204)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(388,504)	$(185,204)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
(Adjusted for the 12:1 stock split)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	55,960,585	53,836,211

See accompanying notes, which are an integral part of these financial statements

VENTURE VANADIUM INC

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

Years Ended October 31, 2020 and October 31, 2019

	Common Stock		Additional Paid-in	Discount on common	Common Stock to	Accumulat-ed Deficit	Total Stockholders’
	Shares	Amount	Capital	stock	be issued		Equity
Balance, October 31, 2018	53,280,000	$53,280	$-	$(21,800)	$-	$(38,487)	$(7,007)
Shares issued for cash	-	-	-	-	-	-	-
Shares issued for non-cash consideration	1,150,000	1,150	36,741			-	37,891
				-	-
Shares issued for cash	367,470	367	249,633	-	-	-	250,000
Shares issued for non-cash consideration	150,000	150	58,750			-	58,900
				-	-
Net loss	-	-	-	-		(185,204)	(185,204)
Balance, October 31, 2019	54,947,470	$54,947	$345,124	$(21,800)	$-	$(223,691)	$154,580
Shares issued for cash	-	-	-	-	-	-	-
Shares issued for non-cash consideration for license acquisitions	1,000,000	1,000	799,000			-	800,000

				-	-
Shares issued for non-cash consideration to a senior consultant	100,000	100	104,900			-	105,000

				-	-
Shares to be issued for non-cash consideration to a senior consultant	-	-	-	-	120,000	-	120,000
Net Loss	-	-	-	-	-	(388,504)	(48,904)
Balance, October 31, 2020	56,047,470	$56,047	$1,249,024	$(21,800)	$120,000	$(612,195)	$(791,075)

See accompanying notes, which are an integral part of these financial statement

VENTURE VANADIUM INC

STATEMENTS OF CASH FLOWS

Years ended October 31, 2020 and 2019

(Audited)

	Years Ended October 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss – continuing operations	$(388,504)	$(150,167)
Stock based compensation	225,000	-
Adjustments to reconcile net loss to net cash (used in) operating activities:
Accounts Payable and Accrued Expenses	86,737	48,928
CASH FLOWS USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(76,767)	(101,239)
CASH FLOWS USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	-	(30,114)
CASH FLOWS USED IN OPERATING ACTIVITIES	(76,767)	(131,353)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(105,000)	(65,050)
Disposal of Fixed Assets	-	-
Deposits	-	-
CASH FLOWS PROVIDED/(USED) IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(105,000)	(65,050)
CASH FLOWS PROVIDED/(USED) IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	-	8,251
CASH FLOWS PROVIDED/(USED) IN INVESTING ACTIVITIES	(105,000)	(56,799)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	250,000
Related Party Loans	(3,151)	106,481
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(3,151)	356,481
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	-	10,891
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(3,151)	367,372

NET INCREASE (DECREASE) IN CASH	(184,918)	179,220

Cash, beginning of period	184,939	5,719

Cash, end of period	$21	$184,939

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON CASH ACTIVITY:
Shares issued to acquire licences	800,000	60,050
Impact of the asset/liability Split-off Agreement on APIC	-	36,741

of work related to each claim

See accompanying notes, which are an integral part of these financial statements

VENTURE VANADIUM INC

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2020 and October 31, 2019

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had no revenues for the year ended October 31, 2020.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. Although the Company intends to position itself so that it will be able to raise additional funds through the capital markets, it might never be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Stock-based compensation

In June 2018, the FASB issued ASU No. 2018-07, "Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting", an update that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This guidance was adopted by the Company for the financial years ended October 31, 2020 and 2019.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606, “Revenue from Contracts with Customers”.. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts.

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

As of October 31, 2020, we had a net operating loss carry-forward of approximately $484,293 and a deferred tax asset of approximately $20,116 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years. However, due to the uncertainty of future events we have booked valuation allowance of $(20,116). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At October 31, 2019, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	October 31, 2020	October 31, 2019
Deferred Tax Asset	$101,702	$20,116
Valuation Allowance	(101,702)	(20,116)
Deferred Tax Asset (Net)	$-	$-

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

If we do not renew a title prior to its expiration date, we will lose that title. If we do not complete a set Canadian dollar amount of work related to each claim prior to the expiration of the title, we will lose that title. If we complete a set Canadian dollar amount of work prior to the expiration date on a specific claim, we can renew the title for that claim by paying a fee below CDN$100 per renewal. This we did and our titles were renewed during FY 2020 for a further period of two years.

VENTURE VANADIUM INC

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2020

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

Note 7 – DISCONTINUED OPERATIONS

   Further to the company entering into the Split-Off Agreement dated May 29, 2019, detailed in note 6 above,pursuant to current accounting guidelines, the business component relating to the assets and liabilities taken over is reported as a discontinued operations. The Company recognized a gain on the disposal of the assets and liabilities of $36,741. The following table summarizes the assets and liabilities of the discontinued operations assumed by Ms Ping under the terms of the Split-Off Agreement:

Current Assets
Cash and cash equivalents	$32
Fixed assets - Equipment	5,376
- Depreciation	(5,376)
Total assets	32
Current Liabilities	(127)
Related Party Loans	(36,646)

The following table summarizes the results of our discontinued operations for the years ended October 31, 2020 and 2019 and is included in the statement of operations as discontinued operations:

	For the year ended October 31,
	2020		2019
Revenue	$		$
Cost of goods		$-		$-
Gross profit		$-		$-
General and administrative expenses		$35.037		$35.037
Loss on discontinued operations		$(35,037)		$(35,037)

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

Under the terms of the assignment agreement, the company issued 50,000 shares to Ian Ilsley on June 21, 2019 and issued a further 50,000 shares in October 2019 in consideration for him having entered into the assignment agreement.

As of October 31, 2020, Mr Ilsley had provided funding by way of a loan to the company amounting to $103,331 (2019 - $106,481). The loan does not have any term, carries no interest and is unsecured.

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

In November 2019, the company issued 1,000,000 shares of common stock in connection with the acquisition of the titles in the Desgrosbois Property. The total value of the shares issued based on their trading value at the grant date was $800,000.

In January 2020, the company issued 100,000 shares of common stock at $1.05 to a senior geologist under the terms of his consultancy agreement entered into on October 1, 2019 with us. The total value of the shares issued based on their trading value at the grant date was $105,000.

As at October 31, 2020, there were 150,000 shares to be issued to a senior consultant at a price of $0.80 per share for a total value of $120,000 based on their trading value at the grant date.

Note 10 – INCOME/(LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As of October 31, 2020 and 2019, there were no outstanding warrants or options.

The following table sets forth the computation of basic and diluted earnings per share:

	For the year ended October 31,
	2020	2019
Earnings per share – Basic and Diluted
Income (Loss) for the period	$(388,504)	$(185,204)
Basic average common stock outstanding - Basic and Diluted	55,960,585	53,836,211
Net earnings (loss) per share – Basic and Diluted	$(0.00)	$(0.00)

Note 11 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2020 to the date these financial statements were issued, and has determined that there are no material subsequent events to disclose in these financial statements.

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

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Item 9A. Controls and Procedures.

Definition and Limitations of Disclosure Controls and Procedures

Our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are designed to reasonably ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, as discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of October 31, 2020. Based on this assessment, management believes that, as of October 31, 2020, we did not maintain effective internal control over financial reporting based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013 due to certain material weaknesses in its internal controls. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, because of the lack of administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting. Management has undertaken efforts to mitigate this by intending to hire a new employee on at least a part-time basis to undertake general accounting functions, subject to receiving sufficient financing. There is no guarantee, however, that we will be able to implement this new hire during the course of the current fiscal year or that this by itself will markedly improve our internal control over financial reporting.

Material Weaknesses and Corrective Actions

In connection with the audits of our financial statements for the fiscal years ended October 31, 2020 and 2019, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at October 31, 2020:

●

we do not have effective policies and procedures in place to provide adequate, independent oversight over financial reporting, timely preparation and review of accounting records, and there is a lack of segregation of duties; and

●	lack of audit committee of our "board of directors" and lack of a member that is considered to be independent of management to provide adequate and necessary oversight of Company activities.

We outsource certain of the functions that would normally be performed by a principal financial officer to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

We believe that these material weaknesses primarily relate, in part, to our lack of sufficient staff with appropriate training in U.S. GAAP and SEC rules and regulations with respect to financial reporting functions, and the lack of robust accounting systems, as well as the lack of sufficient resources to hire such staff and implement these accounting systems.

We plan to take a number of actions in the future to correct these material weaknesses including, but not limited to, establishing an audit committee of our Board of Directors comprised of at least two independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements, subject to receiving sufficient additional capital. If we receive sufficient capital, we hope to increase the chief financial officer’s role from part-time to full-time as the next step in building out our accounting department. We will need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Act that permanently exempted smaller reporting companies from the auditor attestation requirement.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended October 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CEO and CFO Certifications

Exhibit 31.1 and 31.2 to this Annual Report are the Certifications of our Chief Executive Officer and the Chief Financial Officer. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 9A. of this Annual Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our sole executive officer and director as of the date of this filling and his age are as follows:

Name	Age	Positions
Ian Ilsley One Oxford Center 301 Grant Street Suite 4300 Pittsburgh PA 15219	71	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Ian Ilsley

Ian Ilsley was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director of the company in June 2019.

Ian Ilsley, a British national, has over 40 years of experience in non-executive and executive director roles including CEO, in public and private companies with a depth of experience which spans corporate administration, corporate governance, revenue growth, and taking companies private in a variety of sectors including the oil and gas, software, and property sectors. He has mining and minerals experience gained over several years, specifically in the area of copper exploration in southern and central Africa. He qualified as an accountant in the United Kingdom.

TERM OF OFFICE

All directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. Our Bylaws provide that the "Board of Directors" will consist of a minimum of one member. Officers are elected by and serve at the discretion of the "Board of Directors".

BOARD LEADERSHIP STRUCTURE

Currently, the office of Acting Chairman of our Board of Directors and Chief Executive Officer are held by our sole officer and director. Due to our size and early stage of operations, we believe it is currently most effective to have the Chairman of the Board of Directors and Chief Executive Officer positions be held by the same individual.

RISK OVERSIGHT

Our Board of Directors will oversee a company-wide approach to risk management. Our Board of Directors will determine the appropriate risk level for us generally, assess the specific risks faced by us and review the steps taken by management to manage those risks. While our Board of Directors will have ultimate oversight responsibility for the risk management process, its committees will oversee risk in certain specified areas.

Until we have established our compensation committee of our Board of Directors, our Board of Directors will be responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards it administers. Until we have established our audit committee, our Board of Directors will oversee management of enterprise risks and financial risks, as well as potential conflicts of interests. Our Board of Directors will be responsible for overseeing the management of risks associated with the independence of our Board of Directors.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past three years has served, as a member of the Board of Directors or compensation committee of another entity that has one or more executive officers serving on our Board of Directors or the compensation committee. No member of our compensation committee has any other business relationship or affiliation with us other than his or her service as a director.

Section 16(A) Beneficial Ownership Reporting Compliance

Not applicable.

Nominations to the Board of Directors

General — Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Our Board of Directors’ candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment. In addition, directors must have time available to devote to our "Board of Directors" activities and to enhance their knowledge of our business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to our Company.

Changes to the Procedures by Which Security Holders May Recommend Nominees to Our Board of Directors — During the year ended October 31, 2020, there were no material changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

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

SIGNIFICANT EMPLOYEES AND CONSULTANTS

We currently have one employee, our Chief Executive Officer and Chief Financial Officer, Ian Ilsley.

We have the following consultants and advisors:

Stewart A. Jackson, PhD. P.Geo. - Consultant Geologist

Stewart has been involved in exploration and development of base and precious mineral deposits in a wide range of environments.  He is a specialist in carbonate-hosted mineral deposits and limestone sedimentology.

He has also been involved in the discovery and development of several major mineral discoveries including the Red Dog zinc-lead deposit in Northwestern Alaska operated by Teck (formerly known as Cominco).

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

His past Directorships include Golden Glacier Resources Ltd (TSX) which became Exeter Resource Corporation (TSX- Nasdaq), Dynasty Resources Limited (TSX), Chase Resources Limited (TSX), Newport Resources Limited (TSX), Sennen

Resources Limited (TSX), and Heritage Petroleum Plc (United Kingdom).

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since we are a start-up stage company and have only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our sole director and officer have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

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

Item 11. Executive Compensation

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal 2020 and 2019:

Name and Principal Position	Year Ended October 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ian Ilsley, President (1)	2020	60,000	0	0	0	0	0	0	60,000
Ian Ilsley, President (1)	2019	15,000	0	0	0	0	0	0	15,000
Hui Liu Ping, President (2)	2019	0	0	0	0	0	0	0	0

(1)

Mr. Ilsley was appointed our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer in June 2019.

(2)

Hui Liu Ping resigned from all positions that she had with the Company in June 2019.

EMPLOYMENT AGREEMENTS

There is no formal compensation agreement between our sole officer and director and our Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None.

DIRECTOR COMPENSATION

We did not pay compensation to Ian Ilsley for his services as director in fiscal 2020 (2019 – Nil).

NARRATIVE DISCLOSURE OF COMPENSATION POLICIES AND PRACTICES AS THEY RELATE TO OUR RISK MANAGEMENT

We believe that our compensation policies and practices for all employees and other individual service providers, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

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

The percentages below are calculated based on 56,047,470 shares of our common stock issued and outstanding as of the date of December 31, 2020. We do not have any outstanding warrants, options or other securities exercisable for or convertible into shares of our common stock.

Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Ian Ilsley One Oxford Center 301 Grant Street Suite 4300 Pittsburgh PA 15219	36,100,000	64.4%
All directors and executive officers as a group (1 person)		36,100,000	64.4%

Item 13. Certain Relationships and Related Transactions

Transaction related to Titles

On November 6, 2018, Mr. Ilsley (“Mr. Ilsley”), our sole director and officer entered into the Desgrosbois Option Agreement with Mr. Fayz Yacoub (“Mr. Yacoub”) where Mr. Yacoub agreed to grant an exclusive option to Mr. Ilsley which entitled Mr. Ilsley to acquire an undivided one hundred percent (100%) interest in and to 30 mineral claims in the Desgrosbois

Vanadium/Titanium Property (the “Property”). To acquire the property under the Desgrosbois Option Agreement, Mr. Ilsley (or his assigns) had to:

(i)

make a cash payment of $155,000 according a two-year payment schedule set out in such agreement, of which $50,000 was paid as of the date hereof;

(ii)

issue of 2,500,000 shares of our common stock after we are listed on a recognized North American Exchange;

(iii)

make expenditures on the Property of $400,000 over a two-year period; and

(iv)

provide 2% net smelter return on all metals from the Property.

On June 12, 2019 (the “Effective Date”), Mr. Ilsley, and our Company entered into an Assignment of Desgrosbois Option Agreement where Mr. Ilsley desired to assign all of his right, title and interest in the Desgrosbois Option Agreement in exchange for 100,000 shares of our common stock. On June 12, 2019, Mr. Ilsley assigned and transferred to us all of his right, title and interest in, to and under the Property in the Desgrosbois Option Agreement dated November 6, 2018, including all of his duties, obligations and liabilities under the Desgrosbois Option Agreement, including any and all payment obligations to Mr. Yacoub. Pursuant to the Assignment of Desgrosbois Option Agreement, Mr. Ilsley has agreed to pay Mr. Yacoub an additional $15,000 together with the issuance of 100,000 shares of our common stock as compensation for delay.

On November 22, 2019, Mr. Ilsley, we and Mr. Yacoub entered into the Amended and Restated Desgrosbois Option Agreement whereby certain terms of the original agreement were amended.  Under the Amended and Restated Agreement, Mr. Yacoub agreed to transfer the titles in exchange for a $70,000 cash payment, the receipt from us of 1,000,000 shares of our common stock and a two per cent (2.0%) Net Smelter Returns on all metals extracted from the property.

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

On May 29, 2019, our then majority shareholder, and our sole director and officer, Hui Liu Ping, sold 36,000,000 shares, approximately 67.6% of our outstanding shares, to Ian Ilsley.  In connection with the transfer of the shares and the Split-Off Agreement, Ms. Ping as our sole director and officer and majority shareholder appointed Mr. Ilsley to act as our sole director and as our President and Treasurer and simultaneously resigned from her position as our sole director and all officer positions that she held with us.

Employment and Director Compensation Arrangements

The relationships and related party transactions described herein are in addition to any employment and director compensation arrangements with our executive officers and directors, which are described above under “Executive Compensation — Employment Agreements” and “Executive Compensation — Director Compensation,” respectively.

Indemnification Agreements

Our Bylaws provide that we shall indemnify and hold harmless to the fullest extent permitted by applicable law each person and their heirs and administrators who shall serve at any time hereafter as a director or officer of our Company from and against any and all claims, judgments and liabilities to which such persons shall become subject by reason of their having heretofore or hereafter been a director or officer of our Company, or by reason of any action alleged to have heretofore or hereafter taken or omitted to have been taken by him or her as such director or officer, and that we shall reimburse each such person for all legal and other expenses reasonably incurred by him or her in connection with any such claim, judgment or liability, including our power to defend such persons from all suits or claims as provided for under the provisions of the Delaware General Corporation Law; provided, however, that no such persons shall be indemnified against, or be reimbursed for, any expense except as permitted by Nevada state corporate law. In addition, we intend to enter into indemnification agreements with our directors and officers and some of our executives may have certain indemnification rights arising under their employment agreements with us. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our Certificate of Incorporation may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Policies and Procedures for Transactions with Related Persons

We intend to adopt a written related-person transactions policy that will set forth our policies and procedures regarding the identification, review, consideration and oversight of “related-person transactions.” For purposes of this policy only, a “related-person transaction” shall be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000.

Item 14. Principal Accountant Fees and Services

Our Board of Directors reviews and approves audit and permissible non-audit services performed by our independent registered public accounting firm, as well as the fees charged for such services.

During fiscal year ended October 31, 2020, we incurred approximately $13,775 in fees to our principal independent accountants for professional services rendered in connection with the audit of our October 31, 2019 financial statements and for the reviews of our financial statements for the quarters ended January 31, 2020, April 30, 2020, and July 31, 2020. These can be summarized as follows:

Audit Fees

For the years ended October 31, 2020 and 2019, the aggregate fees billed by Fruci & Associates II, PLLC our principal accountants, for professional services rendered for the audit of our annual consolidated financial statements were:

2020	$13,775
2019	$22,750

Audit Related Fees

For the years ended October 31, 2020 and 2019, the aggregate fees billed by our principal accountants, for assurance and related services relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, were:

2020	Nil
2019	Nil

Tax Fees

For the years ended October 31, 2020 and 2019, the aggregate fees billed by, our principal accountants for other non-audit professional services, other than those services listed above, totaled:

2020	Nil
2019	Nil

All Other Fees

For the years ended October 31, 2020 and 2019, the aggregate fees billed by our principal accountants for other non-audit professional services, other than those services listed above, totaled:

2020	Nil
2019	Nil

Pre-Approval Policies and Procedures

We do not have an audit committee. Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during the fiscal years ended October 31, 2020 and 2019 were reviewed and approved by our Board of Directors before the respective services were rendered.

PART IV

Item 15. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, dated September 26, 2016 (incorporated by reference to Exhibit 3.1 to our registration statement filed on Form S-1 on January 6, 2017).

3.2	Certificate of Amendment to Articles of Incorporation, filed December 4, 2018 (incorporated by reference to Exhibit 3.1 to our current report filed on Form 8-K on December 12, 2018).

3.3	Certificate of Amendment to Articles of Incorporation, filed January 29, 2019 (incorporated by reference to Exhibit 3.1 to our quarterly report filed on Form 10-Q on June 26, 2019).

3.4	Certificate of Change, filed on January 29, 2019 (incorporated by reference to Exhibit 3.2 to to our quarterly report filed on Form 10-Q on June 26, 2019).

3.5	Bylaws (incorporated by reference to Exhibit 3.2 to our registration statement filed on Form S-1 on January 6, 2017).

10.1	Split-Off Agreement, dated May 29, 2019, between the Company, Ms. Ping and Mr. Ilsley.

10.2	Desgrosbois Option Agreement, dated November 6, 2018, between Mr. Ian Ilsley and Mr. Fayz Yacoub (incorporated by reference to Exhibit 10.1 to our current report filed on Form 8-K on June 24, 2019).

10.3

Assignment of Desgrosbois Option Agreement dated June 12, 2019, between Mr. Ian Ilsley and Venture Vanadium Inc. (incorporated by reference to Exhibit 10.2 to our current report filed on Form 8-K on June 24, 2019).

10.4

Amended and Restated Desgrosbois Option Agreement dated November 22, 2019, between Venture Vanadium Inc., Mr. Ian Ilsley and Mr. Fayz Yacoub (incorporated by reference to Exhibit 10.1 to our current report filed on Form 8-K on November 25, 2019).

21.1*	List of subsidiaries of the Company.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

Item 16.

 Form 10-K Summary.

Not applicable.

                              23 [to be linked to Section before financials]

ANNEX A – GLOSSARY OF TERMS

We set out below definitions for technical geological, mining and other related terms that we use in our annual report for the year ended October 31, 2020.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE VANADIUM INC.

Date: March 22, 2021	By:	/s/	Ian Ilsley
		Name:	Ian Ilsley
		Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ian Ilsley	Director	March 22, 2021

Exhibit 21.1

LIST OF SUBSIDIARIES OF THE REGISTRANT

Venture Vanadium, Inc.,
a Nevada corporation

None.