Form 10-Q
period 2021-01-31
VENTURE VANADIUM INC.
filed 2021-04-06
CIK 1692981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2021

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

(Address of principal executive offices) (Zip Code)

412-577-2499

(Telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  56,047,470 common shares issued and outstanding as of April 5, 2021.

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

VENTURE VANADIUM INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:	3

Item 1.	Financial Statements (Unaudited)	4

	Balance Sheets (Unaudited) as of January 31, 2021 and October 31, 2020 Interim Unaudited Statements of Operations for the three months ended January 31, 2021 and 2020	4 5

Unaudited Statements of Changes in Stockholders’ Equity for the three months ended January 31, 2021 and 2020

Interim Unaudited Statements of Cash Flows for the three months ended January 31, 2021 and 2020

		6 7
	Notes to the Interim Unaudited Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosure	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

	Signatures	18

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

Venture Vanadium Inc.

BALANCE SHEETS

January 31, 2021

(Unaudited)

ASSETS	January 31, 2021	October 31, 2020
Current Assets
Cash and cash equivalents	$-	$21
Prepaid expense	-	-
Total Current Assets	-	21
Fixed Assets
Exploration Licenses	1,030,050	1,030,050
Total Non-current Assets	1,030,050	1,030,050
Total Assets	$1,030,050	$1,030,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities Accounts Payable	$146,113	$135,665
Related Party Loans	103,331	103,331
Total Current Liabilities	249,444	238,996

Total Liabilities	249,444	238,996

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 56,047,470 and 56,047,470 shares issued and outstanding respectively	56,047	56,047
Discount on common stock	(21,800)	(21,800)
Additional paid in capital	1,249,024	1,249,024
Common Stock to be issued	120,000	120,000
Retained earnings (accumulated deficit)	(622,665)	(612,196)
Total Stockholder’s Equity	780,606	791,075

Total Liabilities and Stockholders’ Equity	$1,030,050	$1,030,071

See accompanying notes, which are an integral part of these financial statements

Venture Vanadium Inc.

STATEMENTS OF OPERATIONS

Three months ended January 31, 2021 and 2020

(Unaudited)

	Three Months Ended January 31,
	2021	2020
Revenue	$-	$-
Cost of goods sold	-	-
Gross Profit	-	-

OPERATING EXPENSES
Work Program & Technical	-	38,000
Legal & Professional	7,500	22,192
Website design & Development	-	778
General and Administrative Expenses	2,969	25,691
TOTAL OPERATING EXPENSES	10,469	86,661

LOSS FROM CONTINUING OPERATIONS	(10,469)	(86,661)

LOSS FROM OPERATIONS	$(10,469)	$(86,661)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(10,469)	$(86,661)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	56,047,470	55,701,818

See accompanying notes, which are an integral part of these financial statements

Venture Vanadium Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three months ended January 31, 2021 and year ended October 31, 2020

(Unaudited)

	Common Stock		Additional Paid-in	Discount on common	Common Stock to	Accumulat-ed Deficit	Total Stockholders’
	Shares	Amount	Capital	stock	be issued		Equity

Balance, January 31, 2019	53,280,000	$53,280	$27,040	$(21,800)	$-	$(55,701)	$(24,221)
Shares issued for cash	-	-	-	-	-	-	-
Net loss	-	-	-	-		(12,393)	(12,393)
Balance, April 30, 2019	53,280,000	$53,280	$-	$(21,800)	$-	$(68,094)	$(36,614)
Shares issued for non-cash consideration	1,150,000	1,150	36,741			-	37,891
				-	-
Net loss	-	-	-	-	-	(59,808)	(59,808)
Balance, July 31, 2019	54,430,000	$54,430	$36,741	$(21,800)	$-	$(127,902)	$(58,531)
Shares issued for cash	367,470	367	249,633	-	-	-	250,000
Shares issued for non-cash consideration	150,000	150	58,750			-	58,900
				-	-
Net loss	-	-	-	-		(95,789)	(95,789)
Balance, October 31, 2019	54,947,470	$54,947	$345,124	$(21,800)	$-	$(223,691)	$154,580
Shares issued for cash	-	-	-	-	-	-	-
Shares issued for non-cash consideration for license acquisitions	1,000,000	1,000	799,000			-	800,000

				-	-
Shares issued for non-cash consideration to a senior consultant	100,000	100	104,900			-	105,000

				-	-
Net loss	-	-	-	-	-	(86,661)	(86,661)
Balance, January 31, 2020	56,047,470	$56,047	$1,249,024	$(21,800)	$-	$(310,352)	$972,919
Shares to be issued for non-cash consideration to a senior consultant	-	-	-	-	120,000	-	120,000
Net loss	-	-	-	-	-	(185,131)	(185,131)
Balance, April 30, 2020	56,047,470	$56,047	$1,249,024	$(21,800)	$120,000	$(495,484)	$907,787
Net loss	-	-	-	-	-	(67,808)	(67,808)
Balance, July 31, 2020	56,047,470	$56,047	$1,249,024	$(21,800)	$120,000	$(563,292)	$839,979
Net Loss	-	-	-	-	-	(48,904)	(48,904)
Balance, October 31, 2020	56,047,470	56,047	$1,249,024	$(21,800)	$120,000	$(612,196)	$791,075
Net Loss	-	-	$-	$-	$-	$(10,469)	$(10,469)
Balance, January 31, 2021	56,047,470	$56,047	$1,249,024	$(21,800)	$120,000	$(622,665)	$780,606

See accompanying notes, which are an integral part of these financial statements

Venture Vanadium Inc.

STATEMENTS OF CASH FLOWS

Three months ended January 31, 2021 and 2020

(Unaudited)

	Three Months Ended January 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES Net loss	$(10,469)	$(86,661)
Stock based compensation	-	35,000
Adjustments to reconcile net loss to net cash (used in) operating activities:
Accounts payable and accrued expenses	10,448	(15,546)

CASH FLOWS USED IN OPERATING ACTIVITIES	(21)	(67,207)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of Fixed Assets	-	-
Purchase of Fixed Assets	-	(105,000)
Payment of rent deposits	-	-
Retired property	-	-
CASH FLOWS PROVIDED/(USED) IN INVESTING ACTIVITIES	-	(105,000)
CASH FLOWS PROVIDED/(USED) IN INVESTING ACTIVITIES	-
	-	(105,000)
CASH FLOWS FROM FINANCING ACTIVITIES Proceeds from sale of common stock
	-	-
Related party loans	-	(5,000)
CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES	-
Related party loans	-	(5,000)
CASH FLOWS PROVIDED/USED BY FINANCING ACTIVITIES	-
		(5,000)
NET DECREASE IN CASH	(21)
		(177,207)

Cash, beginning of period	21	184,939

Cash, end of period	$-	$7,723

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON CASH ACTIVITY:
Shares issued as prepaid expenses	$-	$70,000

See accompanying notes, which are an integral part of these financial statements

Venture Vanadium Inc.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2021

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

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with our financial statements for the fiscal year ended October 31, 2020 and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, filed with the U.S. Securities and Exchange Commission on March 22, 2021.

On January 29, 2021, we entered into a letter of intent (the “LOI”) with certain third parties (the “Buyers”) pursuant to which the Buyers may elect to purchase the shares of our common stock held by Ian Ilsley, our President, Chief Executive Officer, Chief Financial Officer, sole director and controlling stockholder, and certain other shareholders of our Company (collectively, the “Sellers”) constituting 77.12% of our issued and outstanding shares of our common stock as of the date of this Quarterly Report. The LOI shall not constitute a binding agreement and no binding agreement shall exist until such time as the Sellers and the Buyers execute one or more definitive agreements with respect to the applicable portion of the Shares with legally enforceable obligations with respect to the Acquisition. While we intend to consummate this transaction, there are no assurances that we will be able to do so on the terms contemplated by the parties or at all, and the Buyers may abandon the transaction at any time for any reason or no reason.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We had no revenues for the three months ended January 31, 2021. We currently have losses and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about our ability to continue as a going concern. Management anticipates that we will depend, for the near future, on additional investment capital to fund operating expenses. We intend to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

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

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued by the FASB (including its Emerging Issues Task Force), the AICPA or the SEC would, if adopted, have a material effect on the accompanying financial statements for the three months to January 31, 2021.

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

Stock-based compensation

In June 2018, the FASB issued ASU No. 2018-07, "Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting", an update that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This guidance was adopted by Venture Vanadium Inc. for the financial year ended October 31, 2020. There was no material effect on the financial statements as a result of this adoption.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606, “Revenue from Contracts with Customers.” ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts.

Note 5 – RELATED PARTY LOANS

Related Party Loans are not covered by a formal loan agreement and are interest free with no fixed repayment date. They are due to Ian Ilsley, the company’s sole director and controlling shareholder, and were made following the change of control on May 29, 2019.

Note 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), we have analyzed our operations subsequent to January 31, 2021 to the date these financial statements were issued and have determined that we do not have any material subsequent events to disclose in these financial statements.

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

Under the terms of the option agreement, payments totaling $65,000 were made to the Optionor and 1,150,000 shares were issued to the Optionor. On November 22, 2019, Mr. Ilsley, Venture Vanadium Inc. and Mr. Yacoub entered into the Amended and Restated Desgrosbois Option Agreement whereby certain terms of the original agreement were amended.  Under the Amended and Restated Agreement, Mr. Yacoub agreed to transfer the titles in exchange for a $70,000 cash payment, the receipt from the Company of 1,000,000 shares and a two per cent (2.0%) Net Smelter Return on all metals extracted from the property. These transactions were reflected in the accounts to January 31, 2020. This transaction is reflected in the financial statements to January 31, 2020 and have been capitalized in accordance with the company’s accounting policy noted in note 2 above.

Whilst the company’s development of its assets has been seriously curtailed during the past year due to the Covid-19 pandemic, the Company does not believe that there has been any impairment to its exploration licences. The results of the work program to date are encouraging. Furthermore, industry experts believe that vanadium prices are at the bottom of the cycle, with the upward price trend being driven by demand from China. It should be noted that there is the possibility that this assessment could change in the near future.

Note 8 – INCOME/(LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As of January 31, 2021 and 2020 there were no outstanding warrants or options.

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended January 31,
	2021	2020
Earnings per share – Basic and Diluted
Income (Loss) for the period	$(10,469)	$(86,661)
Basic average common stock outstanding - Basic and Diluted	56,047,470	55,701,818
Net earnings per share – Basic and Diluted	$(0.00)	$(0.00)

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

As at January 31, 2021, there were 150,000 shares to be issued to a senior consultant at a price of $0.80 per share for a total value of $120,000 based on their trading value at the grant date. There have been no further issuances of shares to consultants. It is intended that these will re-commence once the travel restrictions implemented as a result of the Covid-19 pandemic have been lifted and the consultants are again able to fulfill their duties per their consultancy agreements.

Note 10 – LEGAL PROCEEDINGS

Except as set forth below, there are no pending legal proceedings to which we are a party or in which any of our directors, officers or affiliates (any owners of record or beneficially of more than 5% of any class of our voting securities) is a party adverse to us or has a material interest adverse to us.

On March 16, 2021, certain parties purportedly representing Veljko Ilić, a natural person, and Envision Corp., a Florida corporation, filed “Definitive Additional Materials” on Schedule 14A on Edgar summarizing their claims and position with respect to a transaction that such parties may have previously contemplated to potentially consummate with Ian Ilsley, our President, Chief Executive Officer, Chief Financial Officer, sole director and controlling stockholder, pursuant to a certain Letter of Intent, dated on or about October 1, 2020, that such parties purportedly entered into with Mr. Ilsley. We do not believe that any such agreement was binding or valid, and in any way even if it was binding or valid, which it was not, such letter of intent ceased to be effective as a result of inaction by the parties thereto and in any respect by one or both parties electing not to proceed with the transaction contemplated by such letter of intent in a timely manner. Pursuant to such letter of intent, either party could terminate the letter of intent at any time for any reason or no reason. We believe such letter of intent was terminated in early 2021, and Mr. Ilsley provided an additional notice of termination of such transaction to such parties in March 2021. We have no intention to negotiate or proceed with any transaction with such parties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report for the year ended October 31, 2020 for a discussion of some of the important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward-Looking Statements

Statements made in this Quarterly Report on Form 10-Q (this “Form 10-Q” or “Quarterly Report”) that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

On February 1, 2019, we filed a Certificate of Change with the Secretary of State of Nevada to effect a 12-for-1 forward split which increased the number of outstanding shares of common stock from 4,440,000 to 53,280,000 as of such date.  Unless otherwise stated, share amounts presented in this Quarterly Report are reported on a post-split basis.

On June 12, 2019, we entered into an assignment agreement (the “Assignment Agreement”) with Ian Ilsley to assign his rights and obligations under an option agreement (the “Option Agreement”) to us with Mr. Fayz Yacoub (the “Optionor”) where the Optionor agreed to grant an exclusive option to acquire an undivided one hundred percent (100%) interest in and to 30 mineral claims in property representing 1,789.80 hectares (4,422.69 acres) situated in Quebec, Canada (the “Desgrosbois Property”).

Under the terms of the Assignment Agreement, we issued 50,000 shares to Ian Ilsley on June 21, 2019 and a further 50,000 shares ninety days thereafter in consideration for his having entered into the Assignment Agreement.

Under the terms of the Option Agreement, payments totaling $65,000 were made to the Optionor and 1,150,000 shares were issued to the Optionor. On November 22, 2019, Mr. Ilsley, Venture Vanadium Inc. and Mr. Yacoub entered into an Amended and Restated Desgrosbois Option Agreement (the “Amended and Restated Agreement”) whereby certain terms of the Option Agreement were amended.  Under the Amended and Restated Agreement, Mr. Yacoub agreed to transfer title to the Desgrosbois Property to us in exchange for a $70,000 cash payment, issuance of 1,000,000 shares of the Company’s common stock and a two-percent (2.0%) Net Smelter Return on all metals extracted from the Desgrosbois Property. These transactions are reflected in the accounts through January 31, 2021.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding entered into either voluntarily by us and involuntarily against us.

Reorganizations, Purchase or Sale of Assets

There have been no reorganizations, or purchase or sale of assets during the period of this Quarterly Report.

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

Legal Proceedings

Except as set forth below, there are no pending legal proceedings to which we are a party or in which any of our directors, officers or affiliates (any owners of record or beneficially of more than 5% of any class of our voting securities) is a party adverse to us or has a material interest adverse to us.

On March 16, 2021, certain parties purportedly representing Veljko Ilić, a natural person, and Envision Corp., a Florida corporation, filed “Definitive Additional Materials” on Schedule 14A on Edgar summarizing their claims and position with respect to a transaction that such parties may have previously contemplated to potentially consummate with Ian Ilsley, our President, Chief Executive Officer, Chief Financial Officer, sole director and controlling stockholder, pursuant to a certain Letter of Intent, dated on or about October 1, 2020, that such parties purportedly entered into with Mr. Ilsley. We do not believe that any such agreement was binding or valid, and in any way even if it was binding or valid, which it was not, such letter of intent ceased to be effective as a result of inaction by the parties thereto and in any respect by one or both parties electing not to proceed with the transaction contemplated by such letter of intent in a timely manner. Pursuant to such letter of intent, either party could terminate the letter of intent at any time for any reason or no reason. We believe such letter of intent was terminated in early 2021, and Mr. Ilsley provided an additional notice of termination of such transaction to such parties in March 2021. We have no intention to negotiate or proceed with any transaction with such parties.

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

Revenue and cost of goods sold

For the three months ended January 31, 2021, we reported no revenue.

Operating expenses

Total operating expenses for the three-month period ended January 31, 2021, were $10,469 and the total operating expenses for the three-month period ended January 31, 2020, were $86,661. The operating expenses for the three-month period ended January 31, 2021 included audit fees of $7,500; rent expense of $1,948; regulatory filing fees of $1,000; and sundry general and administrative expenses of $21. The reduction in operating expenses reflects the impact that the Covid-19 pandemic has had on our operations.

Net Loss

The net loss for the three-month period ended January 31, 2021, was $10,469 and the net loss for the three-month period ended January 31, 2020, was $86,661.

Liquidity and Capital Resources

Current Financial Condition

As of January 31, 2021, our total assets were $1,030,050 compared to $1,030,071 as of October 31, 2020; reflecting the impact that the Covid-19 pandemic has had on our operations.

As of January 31, 2021, our current liabilities were $146,113 and Stockholder’s Equity was $780,606.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three-month period ended January 31, 2021, net cash flows used in operating activities was negative $21, compared with negative $67,207 for the three-month period ended January 31, 2020. The limited cash flows used in the three-month period ended January 31, 2021 reflects the impact that the Covid-19 pandemic has had on our operations.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three-month period ended January 31, 2021, we did not use any cash in investing activities. In the three month period to January 31, 2020, we used $105,000 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three-month period ended January 31, 2021, we did not use any cash in financing activities, for the three-month period ended January 31, 2020 we used $5,000 in in financing activities. These were in connection with changes in related party loans.

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

Our independent registered public accountant has issued a going concern opinion for our fiscal year ended October 31, 2020 and we anticipate that they will issue another going concern opinion in connection with this fiscal year. This means that there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are designed to reasonably ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC”) rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within our Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Exhibit 31.1 and 31.2 to this Quarterly Report are the Certifications of our Chief Executive Officer and the Chief Financial Officer. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 9A. of this Quarterly Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. Except as set forth below, there are no pending legal proceedings to which we are a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

On March 16, 2021, certain parties purportedly representing Veljko Ilić, a natural person, and Envision Corp., a Florida corporation, filed “Definitive Additional Materials” on Schedule 14A on Edgar summarizing their claims and position with respect to a transaction that such parties may have previously contemplated to potentially consummate with Ian Ilsley, our President, Chief Executive Officer, Chief Financial Officer, sole director and controlling stockholder, pursuant to a certain Letter of Intent, dated on or about October 1, 2020, that such parties purportedly entered into with Mr. Ilsley. We do not believe that any such agreement was binding or valid, and in any way even if it was binding or valid, which it was not, such letter of intent ceased to be effective as a result of inaction by the parties thereto and in any respect by one or both parties electing not to proceed with the transaction contemplated by such letter of intent in a timely manner. Pursuant to such letter of intent, either party could terminate the letter of intent at any time for any reason or no reason. We believe such letter of intent was terminated in early 2021, and Mr. Ilsley provided an additional notice of termination of such transaction to such parties in March 2021. We have no intention to negotiate or proceed with any transaction with such parties.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in the section captioned “Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 22, 2021. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Quarterly Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Unregistered Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable

ITEM 5.	OTHER INFORMATION

On January 29, 2021, we entered into a letter of intent (the “LOI”) with certain third parties (the “Buyers”) pursuant to which the Buyers may elect to purchase the shares of our common stock held by Ian Ilsley, our President, Chief Executive Officer, Chief Financial Officer, sole director and controlling stockholder, and certain other shareholders of our Company (collectively, the “Sellers”) constituting 77.12% of our issued and outstanding shares of our common stock as of the date of this Quarterly Report. The LOI shall not constitute a binding agreement and no binding agreement shall exist until such time as the Sellers and the Buyers execute one or more definitive agreements with respect to the applicable portion of the Shares with legally enforceable obligations with respect to the Acquisition. While we intend to consummate this transaction, there are no assurances that we will be able to do so on the terms contemplated by the parties or at all, and the Buyers may abandon the transaction at any time for any reason or no reason.

ITEM 6.	EXHIBITS
Exhibit Number	Description
3.1	Articles of Incorporation, dated September 26, 2016 (incorporated by reference to Exhibit 3.1 to our registration statement filed on Form S-1 on January 6, 2017).

3.2	Certificate of Amendment to Articles of Incorporation, filed December 4, 2018 (incorporated by reference to Exhibit 3.1 to our current report filed on Form 8-K on December 12, 2018).

3.3	Certificate of Amendment to Articles of Incorporation, filed January 29, 2019 (incorporated by reference to Exhibit 3.1 to our quarterly report filed on Form 10-Q on June 26, 2019).

3.4	Certificate of Change, filed on January 29, 2019 (incorporated by reference to Exhibit 3.2 to our quarterly report filed on Form 10-Q on June 26, 2019).

3.5	Bylaws (incorporated by reference to Exhibit 3.2 to our registration statement filed on Form S-1 on January 6, 2017).

10.1	Split-Off Agreement, dated May 29, 2019, between the Company, Ms. Ping and Mr. Ilsley.

10.2	Desgrosbois Option Agreement, dated November 6, 2018, between Mr. Ian Ilsley and Mr. Fayz Yacoub (incorporated by reference to Exhibit 10.1 to our current report filed on Form 8-K on June 24, 2019).

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

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1**	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE VANADIUM INC.

Date: April 6, 2021	By:	/s/	Ian Ilsley
		Name:	Ian Ilsley
		Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)