Form 10-Q
period 2021-04-30
VENTURE VANADIUM INC.
filed 2021-06-17
CIK 1692981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2021

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-215459

Venture Vanadium Inc.

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	32-0507158 (I.R.S. Employer Identification Number)

909 Plantation Blvd., Fairhope, AL 36532

(Address of principal executive offices)

(251) 270-8146

(Telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Symbol	Name of each exchange on which registered
$0.001	VENV	OTC Pink

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 56,047,470 common shares issued and outstanding as of June 10, 2021.

VENTURE VANADIUM INC.

Table of Contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets (Unaudited) as of April 30, 2021 and October 31, 2020 Unaudited Statements of Operations for the three months and six months ended April 30, 2021 and 2020	4 5

Unaudited Statements of Changes in Stockholders’ Equity for the six months ended April 30, 2021 and year ended October 31, 2020

Unaudited Statements of Cash Flows for the six months ended April 30, 2021 and 2020

		6 7
	Notes to the Unaudited Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosure	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

	Signatures	18

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Venture Vanadium Inc. (the “Company”, “we”, “us” or “our”) have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with our latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly our financial condition, results of operations, and cash flows for the interim periods presented.

Venture Vanadium Inc.

BALANCE SHEETS

April 30, 2021

(Unaudited)

ASSETS	April 30, 2021	October 31, 2020
Current Assets
Cash and cash equivalents	$-	$21
Total Current Assets	-	21
Fixed Assets
Exploration Licenses	1,030,050	1,030,050
Total Non-current Assets	1,030,050	1,030,050
Total Assets	$1,030,050	$1,030,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities Accounts Payable and accrued expenses	$73,479	$135,665
Related Party Loans	108,431	103,331
Total Current Liabilities	181,910	238,996

Total Liabilities	181,910	238,996

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 56,047,470 and 56,047,470 shares issued and outstanding respectively	56,047	56,047
Discount on common stock	(21,800)	(21,800)
Additional paid in capital	1,249,024	1,249,024
Common stock to be issued	120,000	120,000
Retained earnings (accumulated deficit)	(555,131)	(612,196)
Total Stockholder’s Equity	848,140	791,075

Total Liabilities and Stockholders’ Equity	$1,030,050	$1,030,071

See accompanying notes, which are an integral part of these financial statements.

Venture Vanadium Inc.

STATEMENTS OF OPERATIONS

Three and six months ended April 30, 2021 and 2020

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross Profit	-	-	-	-
OPERATING EXPENSES
Work Program & Technical	-	149,250	-	187,250
Legal & Professional	5,385	15,445	12,885	37,637
Website design & Development	100	2,828	100	3,606
General and Administrative Expenses	(2,948)	17,608	21	43,299
TOTAL OPERATING EXPENSES	2,537	185,131	13,006	271,792

PROFIT/(LOSS) FROM OPERATIONS	$(2,537)	$(185,131)	$(13,006)	$(271,792)
Gains/(loss) on settlement of assets and liabilities	70,071	-	70,071	-
PROVISION FOR INCOME TAXES	-	-	-	-

NET PROFIT/(LOSS)	$67,534	$(185,131)	$57,065	$(271,792)

NET PROFIT/(LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	56,047,470	55,872,745	56,047,470	55,872,745

See accompanying notes, which are an integral part of these financial statements.

Venture Vanadium Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six months ended April 30, 2021 and year ended October 31, 2020

 (Unaudited)

	Common Stock		Additional Paid-in	Discount on common		Common Stock to		Accumulat-ed Deficit	Total Stockholders’
	Shares	Amount	Capital	stock		be issued			Equity

Balance, January 31, 2019	53,280,000	$53,280	$27,040	$(21,800)		$-		$(55,701)	$(24,221)
Shares issued for cash	-	-	-	-		-		-	-
Net loss	-	-	-	-				(12,393)	(12,393)
Balance, April 30, 2019	53,280,000	$53,280	$-	$(21,800)		$-		$(68,094)	$(36,614)
Shares issued for non-cash consideration	1,150,000	1,150	36,741		-		-	-	37,891

Net loss	-	-	-	-		-		(59,808)	(59,808)
Balance, July 31, 2019	54,430,000	$54,430	$36,741	$(21,800)		$-		$(127,902)	$(58,531)
Shares issued for cash	367,470	367	249,633	-		-		-	250,000
Shares issued for non-cash consideration	150,000	150	58,750	-		-		-	58,900

Net loss	-	-	-	-			-	(95,789)	(95,789)
Balance, October 31, 2019	54,947,470	$54,947	$345,124	$(21,800)		$-		$(223,691)	$154,580
Shares issued for cash	-	-	-	-		-		-	-
Shares issued for non-cash consideration for license acquisitions	1,000,000	1,000	799,000	-			-	-	800,000

Shares issued for non-cash consideration to a senior consultant	100,000	100	104,900	-			-	-	105,000

Net loss	-	-	-	-		-		(86,661)	(86,661)
Balance, January 31, 2020	56,047,470	$56,047	$1,249,024	$(21,800)		$-		$(310,352)	$972,919
Shares to be issued for non-cash consideration to a senior consultant	-	-	-	-		120,000		-	120,000
Net loss	-	-	-	-		-		(185,131)	(185,131)
Balance, April 30, 2020	56,047,470	$56,047	$1,249,024	$(21,800)		$120,000		$(495,484)	$907,787
Net loss	-	-	-	-		-		(67,808)	(67,808)
Balance, July 31, 2020	56,047,470	$56,047	$1,249,024	$(21,800)		$120,000		$(563,292)	$839,979
Net Loss	-	-	-	-		-		(48,904)	(48,904)
Balance, October 31, 2020	56,047,470	56,047	$1,249,024	$(21,800)		$120,000		$(612,196)	$791,075
Net Loss	-	-	$-	$-		$-		(10,469)	(10,469)
Balance, January 31, 2021	56,047,470	$56,047	$1,249,024	$(21,800)		$120,000		$(622,665)	$780,606
Net Profit	-	-	$-	$-		$-		67,534	67,534
Balance, April 30, 2021	56,047,470	$56,047	$1,249,024	$(21,800)		$120,000		$(555,131)	$848,140

See accompanying notes, which are an integral part of these financial statements.

Venture Vanadium Inc.

STATEMENTS OF CASH FLOWS

Six months ended April 30, 2021 and 2020

(Unaudited)

	Six Months Ended April 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES Net profit/(loss)	$57,065	$(271,792)
Stock based compensation	-	181,250
Gains/(loss) on settlement of assets and liabilities Adjustments to reconcile net loss to net cash (used in) operating activities:	(70,071)	-
Accounts payable and accrued expenses	7,885	15,610
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,121)	(74,932)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	(105,000)
CASH FLOWS PROVIDED/(USED) IN INVESTING ACTIVITIES
	-	(105,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loans	5,100	(5,000)

CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES
	5,100	(5,000)
NET DECREASE IN CASH	(21)	(184,932)

Cash, beginning of period	21	184,939

Cash, end of period	$-	7

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-
Income taxes paid	$-	-
NON-CASH ACTIVITY
Shares issued as prepaid expenses	$-	43,750
Shares issued to acquire licenses	$-	800,000

See accompanying notes, which are an integral part of these financial statements.

Venture Vanadium Inc.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2021

(UNAUDITED)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Venture Vanadium Inc. (the “Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on September 26, 2016. Venture Vanadium Inc. (Formerly Aura Energy Inc.) was previously engaged in the production of wood-manufactured bow ties in China, Hunan Province. This has now ceased. On June 12, 2019, we entered into an assignment agreement with Ian Ilsley to assign his rights and obligations under an option agreement to acquire a 100% interest in over 30 mineral claims (The Desgrosbois Vanadium/Titanium Property) representing 1,789.80 hectares (4,422.69 acres) situated in Quebec. On November 22, 2019, Mr. Ilsley, Venture Vanadium Inc. and Mr. Yacoub entered into the Amended and Restated Desgrosbois Option Agreement whereby certain terms of the original agreement were amended.  Under the Amended and Restated Agreement, Mr. Yacoub agreed to transfer the titles in exchange for a $70,000 cash payment, the receipt from the Company of 1,000,000 shares and a two per cent (2.0%) Net Smelter Return on all metals extracted from the property.  On April 30, 2021, the Company entered a series of transactions that resulted in a change of control of the Company, as noted in Note 9 below.

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with our financial statements for the fiscal year ended October 31, 2020 and the notes thereto contained in our Annual Report on Form 10-K.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We had no revenues for the six months ended April 30, 2021. We currently have carry forward losses and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about our ability to continue as a going concern. Management anticipates that we will depend, for the near future, on additional investment capital to fund operating expenses. We intend to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavours or become financially viable and continue as a going concern.

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

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued by the FASB (including its Emerging Issues Task Force), the AICPA or the SEC would, if adopted, have a material effect on the accompanying financial statements for the six months to April 30, 2021.

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

Stock-based compensation

In June 2018, the FASB issued ASU No. 2018-07, "Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting", an update that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This guidance was adopted by the Company for the fiscal year ended October 31, 2020. There was no material effect on the financial statements as a result of this adoption.

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

Note 5 – RELATED PARTY LOANS

Related Party Loans are not covered by a formal loan agreement and are interest free with no fixed repayment date. They are due to Jewell Sumrall, the Company’s Chief Executive Officer, Chief Financial Officer, Secretary, a director and a controlling shareholder, and Stephanie Flood, the Company’s President, a director and a controlling shareholder, and were made following the change of control that occurred effective as of April 30, 2021.

Note 6 – MINERAL PROPERTIES

On June 12, 2019, the Company entered into an assignment agreement with Ian Ilsley to assign his rights and obligations under an option agreement to acquire exploration rights over 30 mineral claims (The Desgrosbois Vanadium/Titanium Property) representing 1,789.80 hectares (4,422.69 acres) situated in Quebec.

Under the terms of the assignment agreement, on June 21, 2019, the Company issued 50,000 shares of its common stock to Ian Ilsley and a further 50,000 shares of its common stock ninety days thereafter in consideration for him having entered into the assignment agreement.

Under the terms of the option agreement, payments totalling $65,000 were made to the Optionor and 1,150,000 shares of the Company’s common stock were issued to the Optionor. On November 22, 2019, Mr. Ilsley, Venture Vanadium Inc. and Mr. Yacoub entered into the Amended and Restated Desgrosbois Option Agreement whereby certain terms of the original agreement were amended. Under the Amended and Restated Agreement, Mr. Yacoub agreed to transfer the titles in exchange for a $70,000 cash payment, the receipt from the Company of 1,000,000 shares and a two percent (2.0%) Net Smelter Return on all metals extracted from the property. These transactions are reflected in the Company’s accounts as of April 30, 2020 and have been capitalized in accordance with the Company’s accounting policy noted in Note 4 – Summary of Significant Accounting Policies above.

Note 7 – INCOME/(LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As of April 30, 2021 and 2020, there were no outstanding warrants or options.

The following table sets forth the computation of basic and diluted earnings per share:

	For the six months ended April 30,
	2021	2020
Earnings per share – Basic and Diluted
Income (Loss) for the period	$57,065	$(271,792)
Basic average common stock outstanding - Basic and Diluted	56,047,470	55,782,745
Net earnings per share – Basic and Diluted	$0.00	$(0.00)

Note 8 – COMMON STOCK

We have 75,000,000 shares of common stock, $0.001 par value per share, authorized.

In June 2019, we issued 1,100,000 shares of our common stock at $0.05 per share to the Optionor under the terms of the option agreement to acquire exploration rights over 30 mineral claims (The Desgrosbois Property) as modified.

In June 2019, we issued 50,000 shares of our common stock at $0.05 per share to our then sole officer and director under the terms of the assignment of the option agreement to acquire exploration rights over 30 mineral claims (The “Desgrosbois Property”).

In October 2019, we issued 162,272 shares of our common stock for cash proceeds of $100,000 at approximately $0.61625 per share.

In October 2019, we issued 205,198 shares of our common stock for cash proceeds of $150,000 at approximately $0.731 per share.

In October 2019, we issued 100,000 shares of our common stock at $0.01 to a senior geologist under the terms of his consulting agreement entered into on January 1, 2019 with us.

In October 2019, we issued 50,000 shares of our common stock at $0.05 to a director under the terms of the assignment of the option agreement to acquire exploration rights over the Desgrosbois Property.

In November 2019, we issued 1,000,000 shares of our common stock in connection with the acquisition of the titles in the Desgrosbois Property.

In January 2020, we issued 100,000 shares of our common stock to pursuant to a consulting agreement. The shares were initially valued at $105,000 with $61,250 being recognized as work program and technical expense, with the remaining $43,750 to be recognized as expense over the remaining term of the agreement.

In January 2020, we were due to issue a further 150,000 shares of our common stock to a senior geologist under the terms of his consultancy agreement entered into on January 1, 2019 with us. These shares have not yet been issued, but instead are recorded as shares to be issued at a value of $120,000.

Note 9 – CHANGE OF CONTROL

Effective as of April 30, 2021 (the “Effective Date”), Jewell Sumrall and Stephanie Flood collectively purchased in a private transaction 38,590,000 shares (the “Shares”) of our common stock from Ian Ilsley, our former Chief Executive Officer, Acting Chief Financial Officer, Secretary, Treasurer and sole director, and certain other shareholders of our Company. The Shares constituted 68.9% of the company’s issued and outstanding shares of our common stock.

In connection with the sale of the Shares, effective as of the Effective Date, Mr. Ilsley resigned from all of his positions with our Company, effective immediately, and Mr. Sumrall was appointed as our new Chief Executive Officer, Acting Chief Financial Officer, Secretary and Treasurer, Ms. Flood was appointed as our new President, and each of Mr. Sumrall and Ms. Flood were elected as a member of our Board of Directors, effectively immediately.

As a result of the sales of the Shares and related transactions as described above, a change in control of our Company occurred.

Note 10 – SUBSEQUENT EVENTS

In June 2020, we agreed to issue 60,000 shares of our common stock at approximately $0.01 per share in consideration of certain consulting services provided to us by an unrelated third-party.

In accordance with SFAS 165 (ASC 855-10), we have analysed our operations subsequent to April 30, 2021 to the date these financial statements were issued and have determined that we do not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended October 31, 2020, filed with the SEC on March 22, 2021, for a discussion of some of the important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward-Looking Statements

Statements made in this Quarterly Report on Form 10-Q (this “Quarterly Report”) that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this Quarterly Report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Corporate History

Venture Vanadium Inc., formerly known as Aura Energy Inc. and as Arcom (the “Company”), was incorporated under the laws of the State of Nevada on September 26, 2016. The Company has only two officers and directors who are Jewell Sumrall and Stephanie Flood. We were engaged in the production of wood-manufactured bow ties in China, Hunan Province. This activity has now ceased. On June 12, 2019, we entered into an assignment agreement with Ian Ilsley to assign his rights and obligations under an option agreement to acquire exploration rights over 30 mineral claims (The Desgrosbois Vanadium/Titanium Property) representing 1,789.80 hectares (4,422.69 acres) situated in Quebec.

Under the terms of the assignment agreement, we issued 50,000 shares of our common stock to Ian Ilsley, our former officer and director, on June 21, 2019 and a further 50,000 shares of our common stock, ninety days thereafter in consideration of him having entered into the assignment agreement.

Under the terms of the option agreement, payments totalling $65,000 were made to the Optionor and 1,150,000 shares of our common stock were issued to the Optionor. On November 22, 2019, Mr. Ilsley, Venture Vanadium Inc. and Mr. Yacoub entered into the Amended and Restated Desgrosbois Option Agreement whereby certain terms of the original agreement were amended.  Under the Amended and Restated Agreement, Mr. Yacoub agreed to transfer the titles in exchange for a $70,000 cash payment, the receipt from the Company of 1,000,000 shares of our common stock and a two per cent (2.0%) Net Smelter Return on all metals extracted from the property. These transactions are reflected in our financial statements as of April 30, 2021.

On April 30, 2021 (the “Effective Date”), Mr. Sumrall and Ms. Flood collectively purchased in a private transaction 38,590,000 shares of our common stock from Mr. Ilsley. The shares constituted 68.9% of our issued and outstanding shares of our common stock. In connection with the sale of the shares, effective as of the Effective Date, Mr. Ilsley resigned from all of his positions with our Company, and Mr. Sumrall was appointed as our Chief Executive Officer, Acting Chief Financial Officer, Secretary and Treasurer, Ms. Flood was appointed as our President, and each of Mr. Sumrall and Ms. Flood were each elected as a member of our Board of Directors.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding entered into either voluntarily by us and involuntarily against us.

Reorganizations, Purchase or Sale of Assets

On February 1, 2019, we filed a Certificate of Change with the Secretary of State of Nevada to affect a 12-for-1 forward split which increased the number of outstanding shares of our common stock from 4,440,000 to 53,280,000.  Unless otherwise noted, all share amounts provided in this report reflect such forward stock split.

Our assets comprise a 100% interest in over 30 mineral claims (The Desgrosbois Vanadium/Titanium Property) representing 1,789.80 hectares (4,422.69 acres) situated in Quebec.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

Employees and Employment Agreements

We have no employees, except our sole officers and directors Mr. Sumrall and Ms. Flood, as of the date of this Quarterly Report. We have no employment agreement with Mr. Sumrall and Ms. Flood. Our sole officers and directors expect to devote such time to our Company matters as our business currently dictates. As our business and operations increase, we will assess the need for full-time management and administrative support personnel.

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

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other avenues, the sale of our equity and/or debt securities.

Revenue and cost of goods sold

For both the three- and six-month periods ended April 30, 2021, we reported no revenue.

Operating expenses

Total operating expenses for the three-month period ended April 30, 2021 were $2,537 and the total operating expenses for the three-month period ended April 30, 2020 were $185,131. The total operating expenses for the six months ended April 30, 2021 and 2020 were $13,006 and $271,792, respectively. The operating expenses for the six-month period ended April 30, 2021 included audit fees of $10,500, regulatory filing fees of $2,385, web services and news releases of $100 and general and administrative expenses of $21. The decrease in total operating expenses for each period reflects the impact of the COVID-19 pandemic on our operations.

Net Loss

The net profit for the three-month period ended April 30, 2021 was $67,534, as compared to the net loss for the three-month period ended April 30, 2020 of $185,131, primarily driven by the inclusion of gains on settlements reached with creditors during the three-month period ended April 30, 2021. The net profit for the six-month period ended April 30, 2021 was $57,065, as compared to a net loss for the six-month period ended April 30, 2020 of $271,792, reflecting the gains achieved on settlements with creditors.

Liquidity and Capital Resources

As of April 30, 2021, our total assets were $1,030,050, as compared to $1,030,071 as of October 31, 2020.

As of April 30, 2021, our current liabilities were $181,910 and stockholder’s equity was $848,140.

Cash Flows from Operating Activities

For the six-month period ended April 30, 2021, net cash flows used in our operating activities was ($5,121), as compared to net cash outflow of ($74,932) for the six-month period ended April 30, 2020. The decrease in cash flows reflects the impact of the Covid-19 on our operations.

Cash Flows from Investing Activities

For the six-month period ended April 30, 2021, there were no cash flows from our investing activities. This compares with cash outflows from investing activities in the corresponding period ending April 30, 2020 of $105,000 relating to the acquisition of the title to the 30 Desgrosbois Property claims which were previously under option to our company.

Cash Flows from Financing Activities

For the six-month period ended April 30, 2021, we recorded cash inflows of $5,100 relating to financing activities, as compared to outflows of $5,000 for the six-month period ended April 30, 2020. These were in connection with changes to related party loans in both periods.

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

Our independent registered public accountant has issued a going concern opinion for our fiscal year ended October 31, 2020, and we anticipate that they will issue another going concern opinion in connection with this fiscal year. This means that there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Exhibit 31.1 and 31.2 to this Quarterly Report are the Certifications of our Chief Executive Officer and our Acting Chief Financial Officer. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 9A. of this Quarterly Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. We are currently not a party to any material legal proceedings.

There are no pending legal proceedings to which we are a party or in which any director, officer or affiliate of our Company, any owner of record or beneficially of more than 5% of any class of voting securities of our Company, or security holder is a party adverse to our Company or has a material interest adverse to our Company.

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

31.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1*	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
16
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURE VANADIUM INC.

Date: June 17, 2021	By:	/s/ Jewell Sumrall
Jewell Sumrall
Chief Executive Officer, Acting Chief Financial Officer, Treasurer and Secretary
(Principal Eecutive Officer, Principal Financial Officer and Principal Accounting Officer)