Form 10-Q
period 2021-07-31
DIAMOND HOLDINGS, INC.
filed 2021-09-13
CIK 1692981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2021

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-215459

Diamond Holdings, Inc.

(Exact name of registrant as specified in its charter)

NV (State or other jurisdiction of incorporation or organization)	32-0507158 (I.R.S. Employer Identification Number)

909 Plantation Blvd., Fairhope, AL 36532

(Address of principal executive offices)(Zip Code)

(251) 270-8146

(Registrant’s telephone number, including area code)

Venture Vanadium Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Symbol	Name of each exchange on which registered
$0.001	DIAH	OTC Pink

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  28,053,735 common shares issued and outstanding as of August 31, 2021.

DIAMOND HOLDINGS, INC.

(formerly Venture Vanadium Inc.)

Table of Contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets (Unaudited) as of July 31, 2021 and October 31, 2020 Unaudited Statements of Operations for the three months and nine months ended July 31, 2021 and 2020	4 5

Unaudited Statements of Changes in Stockholders’ Equity for the nine months ended July 31, 2021 and year ended October 31, 2020

Unaudited Statements of Cash Flows for the nine months ended July 31, 2021 and 2020

		6 7
	Notes to the Unaudited Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosure	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

	Signatures	15

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of Diamond Holdings, Inc. (formerly Venture Vanadium Inc.) (the “Company,” “we,” “us” or “our”) have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with our latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly our financial condition, results of operations, and cash flows for the interim periods presented.

Diamond Holdings, Inc.

(formerly Venture Vanadium, Inc.)

BALANCE SHEETS

At July 31, 2021 and October 31, 2020

	July 31, 2021 (Unaudited)	October 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$60	$21
Prepaid expense	-	-
Total Current Assets	60	21
Fixed Assets
Exploration Licenses (2019 Options)	1,030,050	1,030,050
Total Non-current Assets	1,030,050	1,030,050
Total Assets	$1,030,110	$1,030,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	52,068	135,665
Related Party Loans	$189,675	$103,331
Total Current Liabilities	241,743	238,996
Total Liabilities	241,743	238,996

Stockholders’ Equity
Common stock, par value $0.001: 75,000,000 shares authorized, 28,053,735 and 28,023,735 shares issued and outstanding shares issued and outstanding respectively	28,053	28,023
Additional paid in capital	1,255,278	1,255,248
Common stock to be issued	-	120,000
Retained earnings (accumulated deficit)	(494,964)	(612,196)
Total Stockholder’s Equity	788,367	791,075

Total Liabilities and Stockholders’ Equity	$1,030,110	$1,030,071

See accompanying notes, which are an integral part of these financial statements

Diamond Holdings, Inc.

(formerly Venture Vanadium, Inc.)

STATEMENTS OF OPERATIONS

Three and nine months ended July 31, 2021 and 2020

(Unaudited)

	Three Months Ended July 31, 2021	Three Months Ended July 31, 2020	Nine Months Ended July 31, 2021	Nine Months Ended July 31, 2020
REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Work Program & Technical	-	29,250	-	216,500
Legal & Professional	59,833	17,748	72,718	55,385
Website design & Development	-	-	100	3,606
General and Administrative Expenses	-	20,810	21	64,109
TOTAL OPERATING EXPENSES	59,833	67,808	72,839	339,600

INCOME/(LOSS) FROM OPERATIONS	$(59,833)	$(67,808)	$(72,839)	$(339,600)

Gain/(loss) on settlement of assets and liabilities	120,000	-	190,071	-

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME/(LOSS)	$60,167	$(67,808)	$117,232	$(339,600)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	28,024,502	27,965,706	28,024,502	27,965,706

See accompanying notes, which are an integral part of these financial statements

Diamond Holdings, Inc.

(formerly Venture Vanadium, Inc.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine months ended July 31, 2021 and year ended October 31, 2020

(Unaudited)

	Common Stock		Additional Paid-in Capital	Common Stock to be Issued	Accumulat-ed Deficit	Total Stockholders’
	Shares	Amount
Balance, July 31, 2019	27,215,000	$27,215	$42,156	$-	$(127,902)	$(58,531)
Shares issued for cash	183,735	183	249,817	-	-	250,000
Shares issued for non-cash consideration	75,000	75	58,825		-	58,900
				-
Net loss	-	-	-		(95,789)	(95,789)
Balance, October 31, 2019	27,473,735	$27,473	$350,798	$-	$(223,691)	$154,580
Shares issued for non-cash consideration for license acquisitions	500,000	500	799,500		-	800,000

				-
Shares issued for non-cash consideration to a senior consultant	50,000	50	104,950		-	105,000

				-
Net loss	-	-	-	-	(86,661)	(86,661)
Balance, January 31, 2020	28,023,735	$28,023	$1,255,248	$-	$(310,352)	$972,919
Shares to be issued for non-cash consideration to a senior consultant	-	-	-	120,000	-	120,000
Net loss	-	-	-	-	(185,131)	(185,131)
Balance, April 30, 2020	28,023,735	$28,023	$1,255,248	$120,000	$(495,484)	$907,787
Net loss	-	-	-	-	(67,808)	(67,808)
Balance, July 31, 2020	28,023,735	$28,023	$1,255,248	$120,000	$(563,292)	$839,979
Net Loss	-	-	-	-	(48,904)	(48,904)
Balance, October 31, 2020	28,023,735	$28,023	$1,255,248	$120,000	$(612,196)	$791,075
Net Loss	-	-	$-	$-	(10,469)	(10,469)
Balance, January 31, 2021	28,023,735	$28,023	$1,255,248	$120,000	$(622,665)	$780,606
Net Profit	-	-	$-	$-	67,534	67,534
Balance, April 30, 2021	28,023,735	$28,023	$1,255,248	$120,000	$(555,131)	$848,140
Shares issued for cash	30,000	30	30	-	-	60
Shares to be issued for non-cash consideration to a consultant - cancellation	-	-	-	(120,000)	-	(120,000)
Net Profit	-	-	$-	$-	60,167	60,167
Balance, July 31, 2021	28,053,735	$28,053	$1,255,278	$-	$(494,964)	$788,367

See accompanying notes, which are an integral part of these financial statements

Diamond Holdings, Inc.

(formerly Venture Vanadium, Inc.)

STATEMENTS OF CASH FLOWS

Nine months ended July 31, 2021 and 2020

(Unaudited)

	Nine Months Ended July 31, 2021	Nine Months Ended July 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit/(loss)	$117,232	$(339,600)
Stock based compensation	-	207,500
Gain/(loss) on settlement of assets and liabilities	(190,071)	-
Adjustments to reconcile net loss to net cash (used in) operating activities:
Accounts payable and accrued expenses	(13,526)	55,678

CASH FLOWS PROVIDED/(USED) IN OPERATING ACTIVITIES	(86,365)	(76,422)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	(105,000)
CASH FLOWS PROVIDED/(USED) IN INVESTING ACTIVITIES	-	(105,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loans	86,344	(3,350)
Shares issued for cash	60	-
CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES	86,404	(3,350)

NET INCREASE IN CASH	39	(184,772)
Cash, beginning of period	21	184,939
Cash, end of period	$60	$167

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON CASH ACTIVITY:
Shares issued as prepaid expenses (pre 1-for-2 reverse split)	$-	$17,500
Shares issued to acquire licences (pre 1-for-2 reverse split)	$-	$800,000

See accompanying notes, which are an integral part of these financial statements

Diamond Holdings, Inc.

(formerly Venture Vanadium, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2021

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Diamond Holdings, Inc. (the “Company”, “we”, “us” or “our”) (formerly Venture Vanadium Inc.) was incorporated in the State of Nevada on September 26, 2016. The Company was previously engaged in the production of wood-manufactured bow ties in China, Hunan Province. The Company is no longer engaged in such activities. On June 12, 2019, we entered into an assignment agreement with Ian Ilsley to assign his rights and obligations under an option agreement to acquire a 100% interest in over 30 mineral claims (The Desgrosbois Vanadium/Titanium Property) representing 1,789.80 hectares (4,422.69 acres) situated in Quebec. On November 22, 2019, Mr. Ilsley, our Company and Mr. Yacoub entered into the Amended and Restated Desgrosbois Option Agreement whereby certain terms of the original agreement were amended. Under the Amended and Restated Agreement, Mr. Yacoub agreed to transfer the titles in exchange for a $70,000 cash payment, the receipt from the Company of 500,000 shares and a two per cent (2.0%) Net Smelter Return on all metals extracted from the property. On April 30, 2021, the Company entered a series of transactions that resulted in a change of control of the Company, as noted in Note 9 below.

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the rules and regulations of the SEC set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with our financial statements for the fiscal year ended October 31, 2020 and the notes thereto contained in our Annual Report on Form 10-K, filed with the SEC on March 22, 2021.

Name Change and Reverse Stock Split

On August 16, 2021, the Company effected a name change to “Diamond Holdings, Inc.” and a one-for-two (1:2) reverse stock split (the “Reverse Stock Split”) whereby the Company decreased by a ratio of one-for-two (1:2) the number of retroactively issued and outstanding shares of its common stock, $0.001 par value per share (the “common stock”). Proportional adjustments for the reverse stock split were made to the Company’s issued and outstanding shares of common stock. All share and per-share data and amounts in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been retroactively adjusted as of the earliest period presented in the financial statements to reflect the Reverse Stock Split.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We had no revenues for the nine months ended July 31, 2021. We currently have carry forward losses and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about our ability to continue as a going concern. Management anticipates that we will depend, for the near future, on additional investment capital to fund operating expenses. We intend to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavours or become financially viable and continue as a going concern.

Note 3 – IMPACT OF COVID-19

With the present COVID-19 pandemic, the Company will need to manage its cash flow during these difficult times and funding resources may not be available as the outlook is uncertain. The Company’s plan of operations may not proceed and can be held up due to the impact of COVID-19. These are unprecedented times and the Company will adjust to the new realities and will actively monitor the impact of the pandemic on the Company’s business. The full extent of the impact of economic uncertainty on the Company’s business operations and financial results will depend on numerous factors that the company may not be able to accurately predict. In an effort to protect the health and safety are employees and consultants a significant amount of time is spent working remotely, international travel has been curtailed and a lot of other functions have been paused. Governments from around the world have enacted various measures to slow the spread and contain COVID-19. These measures include orders to close all business deemed “non-essential”, isolate residents to their homes and practice social distancing when engaging inessential activities. The Company anticipates that these actions and the global health crisis caused by this pandemic will negatively impact business activity across the globe. It is not clear what the potential effects, if any, that such alterations or modifications we have on our business, financial condition and cash flows. The duration of these measures is also unknown and may be extended with additional imposed measures.

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

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued by the FASB (including its Emerging Issues Task Force), the AICPA or the SEC would, if adopted, have a material effect on the accompanying financial statements for the nine months to July 31, 2021.

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

Note 5 – RELATED PARTY LOANS

Related Party Loans are not covered by a formal loan agreement and are interest free with no fixed repayment date. They are due to Jewell Sumrall, the Company’s Chief Executive Officer, Chief Financial Officer, Secretary, a director and a controlling shareholder, and Stephanie Flood, the Company’s President, a director and a controlling shareholder, and were assigned to our management by Mr. Ilsley in connection with the change of control that occurred effective as of April 30, 2021.

Note 6 – MINERAL PROPERTIES

On June 12, 2019, the Company entered into an assignment agreement with Ian Ilsley to assign his rights and obligations under an option agreement to acquire exploration rights over 30 mineral claims (The Desgrosbois Vanadium/Titanium Property) representing 1,789.80 hectares (4,422.69 acres) situated in Quebec.

Under the terms of the assignment agreement, on June 21, 2019, the Company issued 25,000 shares of its common stock to Ian Ilsley and a further 25,000 shares of its common stock ninety days thereafter in consideration for him having entered into the assignment agreement.

Under the terms of the option agreement, payments totalling $65,000 were made to the Optionor and 575,000 shares of the Company’s common stock were issued to the Optionor. On November 22, 2019, Mr. Ilsley, our Company and Mr. Yacoub entered into the Amended and Restated Desgrosbois Option Agreement whereby certain terms of the original agreement were amended. Under the Amended and Restated Agreement, Mr. Yacoub agreed to transfer the titles in exchange for a $70,000 cash payment, the receipt from the Company of 500,000 shares and a two percent (2.0%) Net Smelter Return on all metals extracted from the property. These transactions are reflected in the Company’s accounts as of July 31, 2021 and have been capitalized in accordance with the Company’s accounting policy noted in Note 4 – Summary of Significant Accounting Policies above.

Note 7 – INCOME/(LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. As of July 31, 2021 and 2020, there were no outstanding warrants or options.

The following table sets forth the computation of basic and diluted earnings per share:

	For the nine months ended July 31, 2021	For the nine months ended July 31, 2020
Earnings per share – Basic and Diluted
Income/(Loss) for the period	$117,232	$(339,600)
Basic average common stock outstanding - Basic and Diluted	28,024,502	27,965,706
Net earnings per share – Basic and Diluted	$0.00	$(0.01)

Note 8 – COMMON STOCK

We have 75,000,000 shares of common stock, $0.001 par value per share, authorized.

In June 2019, we issued 550,000 of our common stock at $0.10 per share to the Optionor under the terms of the option agreement to acquire exploration rights over 30 mineral claims (The Desgrosbois Property) as modified.

In June 2019, we issued 25,000 shares of our common stock at $0.10 per share to our then sole officer and director under the terms of the assignment of the option agreement to acquire exploration rights over 30 mineral claims (The “Desgrosbois Property”).

In October 2019, we issued 81,136 shares of our common stock for cash proceeds of $100,000 at approximately $1.235 per share.

In October 2019, we issued 102,599 shares of our common stock for cash proceeds of $150,000 at approximately $1.462 per share.

In October 2019, we issued 50,000 shares of our common stock at $0.02 to a senior geologist under the terms of his consulting agreement entered into on January 1, 2019 with us.

In October 2019, we issued 25,000 shares of our common stock at $0.05 to a director under the terms of the assignment of the option agreement to acquire exploration rights over the Desgrosbois Property.

In November 2019, we issued 500,000 shares of our common stock in connection with the acquisition of the titles in the Desgrosbois Property.

In January 2020, we issued 50,000 shares of our common stock to pursuant to a consulting agreement. The shares were initially valued at $105,000 with $61,250 being recognized as work program and technical expense, with the remaining $43,750 to be recognized as expense over the remaining term of the agreement.

During the quarter ended July 31, 2021, we issued 30,000 shares of our common stock for cash proceeds of $60 to a consultant.

During the quarter ended July 31, 2021, pursuant to an agreement with a consultant to settle in cash the payment of his consulting services rendered to us as of the applicable date, such consultant agreed to cancel the issuance of $120,000 worth of shares of our common stock to him.

Note 9 – CHANGE OF CONTROL

Effective as of April 30, 2021 (the “Effective Date”), Jewell Sumrall and Stephanie Flood collectively purchased in a private transaction 19,295,000 shares (the “Shares”) of our common stock from Ian Ilsley, our former Chief Executive Officer, Acting Chief Financial Officer, Secretary, Treasurer and sole director, and certain other shareholders of our Company. The Shares constituted 68.9% of the Company’s issued and outstanding shares of our common stock as of such date.

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

Note 10 – SUBSEQUENT EVENTS

On August 16, 2021, the Company effected a name change to “Diamond Holdings, Inc.” and a one-for-two (1:2) reverse stock split (the “Reverse Stock Split”) whereby the Company decreased by a ratio of one-for-two (1:2) the number of its issued and outstanding shares of common stock. All share and per-share data and amounts in this Quarterly Report have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the Reverse Stock Split.

In accordance with SFAS 165 (ASC 855-10), we have analysed our operations subsequent to July 31, 2021 to the date these financial statements were issued and have determined that we do not have any material subsequent events to disclose in these financial statements other than those noted above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended October 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 22, 2021, for a discussion of some of the important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Corporate History

Diamond Holdings, Inc. (formerly known as Venture Vanadium Inc.) (the “Company,” “we,” “us” or “our”), was incorporated under the laws of the State of Nevada on September 26, 2016 under the name of “Arcom,” and subsequently as Aura Energy, Inc. The Company currently has two officers and directors who are Jewell Sumrall and Stephanie Flood. The Company was formerly engaged in the production of wood-manufactured bow ties in China, Hunan Province. This activity ceased. On June 12, 2019, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with Ian Ilsley to assign his rights and obligations under an Option Agreement to acquire exploration rights over 30 mineral claims (The Desgrosbois Vanadium/Titanium Property) representing 1,789.80 hectares (4,422.69 acres) situated in Quebec, Canada.

Under the terms of the Assignment Agreement, we issued 25,000 shares of our common stock, $0.001 par value per share (the “Common Stock”) to Ian Ilsley, our former officer and director, on June 21, 2019 and a further 25,000 shares of our Common Stock, ninety days thereafter in consideration of him having entered into the Assignment Agreement.

Under the terms of the Option Agreement, payments totalling $65,000 were made to the Optionor and 575,000 shares of the Company’s Common Stock were issued to the Optionor. On November 22, 2019, Mr. Ilsley, our Company and Mr. Yacoub entered into the Amended and Restated Desgrosbois Option Agreement whereby certain terms of the original agreement were amended (the “Amended and Restated Agreement”).  Under the Amended and Restated Agreement, Mr. Yacoub agreed to transfer the titles in exchange for a $70,000 cash payment, the receipt from the Company of 500,000 shares of the Company’s Common Stock and a two percent (2.0%) Net Smelter Return on all metals extracted from the property. These transactions are reflected in the Company’s financial statements as of April 30, 2021.

On April 30, 2021 (the “Effective Date”), Mr. Sumrall and Ms. Flood collectively purchased in a private transaction 38,590,000 shares of the Company’s Common Stock from Mr. Ilsley. The shares constituted 68.9% of our issued and outstanding shares of Common Stock as of such date. In connection with the sale of the shares, effective as of the Effective Date, Mr. Ilsley resigned from all of his positions with our Company, and Mr. Sumrall was appointed as our Chief Executive Officer, Acting Chief Financial Officer, Secretary and Treasurer, Ms. Flood was appointed as our President, and each of Mr. Sumrall and Ms. Flood were each elected as a member of our Board of Directors.

On August 16, 2021, the Company effected a name change to “Diamond Holdings, Inc.” and a one-for-two (1:2) reverse stock split (the “Reverse Stock Split”) whereby the Company decreased by a ratio of one-for-two (1:2) the number of shares of its Common Stock issued and outstanding. All share and per-share data and amounts in this Quarterly Report have been retroactively adjusted as of the earliest period presented in the financial statements to reflect the Reverse Stock Split.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding entered into either voluntarily by us and involuntarily against us.

Reorganizations, Purchase or Sale of Assets

On February 1, 2019, we filed a Certificate of Change with the Secretary of State of Nevada to effect a 12-for-1 forward split which increased the number of outstanding shares of our Common Stock from 2,220,000 to 26,640,000. Unless otherwise noted, all share amounts provided in this Quarterly Report reflect such forward stock split.

Our assets comprise a 100% interest in over 30 mineral claims (The Desgrosbois Vanadium/Titanium Property) representing 1,789.80 hectares (4,422.69 acres) situated in Quebec, Canada.

On August 16, 2021, the Company effected a name change to Diamond Holdings, Inc. and the Reverse Stock Split whereby the Company decreased by a ratio of one-for-two (1:2) the number of its issued and outstanding shares of Common Stock.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

Employees and Employment Agreements

We have no employees, except our officers and directors Mr. Sumrall and Ms. Flood, as of the date of this Quarterly Report. We have no employment agreement with Mr. Sumrall and Ms. Flood. Our officers and directors expect to devote such time to our Company matters as our business currently dictates. As our business and operations increase, we will assess the need for full-time management and administrative support personnel.

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

Revenue and cost of goods sold

For both the three- and nine-month periods ended July 31, 2021 and 2020, we reported no revenue.

Operating expenses

Total operating expenses for the three-month period ended July 31, 2021 were $59,833 and the total operating expenses for the three-month period ended July 31, 2020 were $67,808. The total operating expenses for the nine months ended July 31, 2021 and 2020 were $72,839 and $339,600, respectively. The operating expenses for the nine-month period ended July 31, 2021 included audit fees of $13,000, regulatory & filing fees of $4,668, web services and news releases of $100 and general and administrative expenses of $21. The decrease in total operating expenses for each period reflects the impact of the COVID-19 pandemic on our operations.

Net Loss

The net profit for the three-month period ended July 31, 2021 was $60,167, as compared to the net loss for the three-month period ended July 31, 2020 of $67,808, primarily driven by the inclusion of gains on settlements reached with creditors during the three-month period ended July 31, 2021. The net profit for the nine-month period ended July 31, 2021 was $117,232, as compared to a net loss for the nine-month period ended July 31, 2020 of $339,600, again reflecting the gains achieved on settlements with creditors.

Liquidity and Capital Resources

As of July 31, 2021, our total assets were $1,030,110, as compared to $1,030,071 as of October 31, 2020.

As of July 31, 2021, our current liabilities were $241,743 and stockholder’s equity was $788,367.

Cash Flows from Operating Activities

For the nine-month period ended July 31, 2021, net cash flows used by our operating activities was $86,365, as compared to net cash outflow of ($76,422) for the nine-month period ended July 31, 2020. The limited cash flows reflect the impact of the COVID-19 on our operations after adjusting for gains on settlements agreed with creditors.

Cash Flows from Investing Activities

For the nine-month period ended July 31, 2021, there were no cash flows from our investing activities. This compares with cash outflows from investing activities in the corresponding period ending July 31, 2020 of $105,000 relating to the acquisition of the title to the 30 Desgrosbois Property claims which were previously under option to our company.

Cash Flows from Financing Activities

For the nine-month period ended July 31, 2021, we recorded cash inflows of $86,344 relating to an increase in related party loans and a further $60 relating to the issuance of shares. This compares to a reduction in related party loans of $3,350 in the corresponding period to July 31, 2020.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
Exhibit Number	Description
3.1	Articles of Incorporation, dated September 26, 2016 (incorporated by reference to Exhibit 3.1 to our registration statement, filed with the SEC on Form S-1 on January 6, 2017).

3.2	Certificate of Amendment to Articles of Incorporation, filed December 4, 2018 (incorporated by reference to Exhibit 3.1 to our current report, filed with the SEC on Form 8-K on December 12, 2018).

3.3	Certificate of Amendment to Articles of Incorporation, filed January 29, 2019 (incorporated by reference to Exhibit 3.1 to our quarterly report, filed with the SEC on Form 10-Q on June 26, 2019).

3.4	Certificate of Change, filed on January 29, 2019 (incorporated by reference to Exhibit 3.2 to our quarterly report, filed with the SEC on Form 10-Q on June 26, 2019).

3.5

Certificate of Amendment to Articles of Incorporation, filed on August 11, 2021 and effective as of August 16, 2021 (incorporated by reference to Exhibit 3.1 to our current report, filed with the SEC on Form 8-K on August 18, 2021).

3.6	Bylaws (incorporated by reference to Exhibit 3.2 to our registration statement, filed with the SEC on Form S-1 on January 6, 2017).

10.1

Split-Off Agreement, dated May 29, 2019, between the Company, Ms. Ping and Mr. Ilsley (incorporated by reference to Exhibit 10.1 to our current report, filed with the SEC on Form 8-K on June 17, 2019).

10.2

Desgrosbois Option Agreement, dated November 6, 2018, between Mr. Ian Ilsley and Mr. Fayz Yacoub (incorporated by reference to Exhibit 10.1 to our current report, filed with the SEC on Form 8-K on June 24, 2019).

10.3

Assignment of Desgrosbois Option Agreement dated June 12, 2019, between Mr. Ian Ilsley and the Company (incorporated by reference to Exhibit 10.2 to our current report, filed with the SEC on Form 8-K on June 24, 2019).

10.4

Amended and Restated Desgrosbois Option Agreement dated November 22, 2019, between the Company, Mr. Ian Ilsley and Mr. Fayz Yacoub (incorporated by reference to Exhibit 10.1 to our current report, filed with the SEC on Form 8-K on November 25, 2019).

31.1*	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1**	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND HOLDINGS INC.

Date: September 13, 2021	By:	/s/ Jewell Sumrall
Jewell Sumrall
Chief Executive Officer, Acting Chief Financial Officer, Treasurer and Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)